Form 10-K
period 1993-12-25
IBP INC
filed 1994-03-23
CIK 52477

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 25, 1993

______________________________

IBP, inc.

DELAWARE CORPORATION                          42-0838666
(State of Incorporation)          (Employer Identification Number)

IBP AVENUE
POST OFFICE BOX 515
DAKOTA CITY,  NE                              68731
(Address)                                  (Zip Code)

Telephone Number: (402) 494-2061
_________________________________________________

Securities registered pursuant to section 12(g) of Act:

Common Stock     Registered with the New York Stock Exchange and the
                 Pacific Stock Exchange.

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in definitive Proxy Statement incorporated by reference in Part III of this Form 10-K.

The aggregate market value of the registrant's common stock held by non-affiliates (47,321,681 shares) based on the New York Stock Exchange average bid and ask price on March 17, 1994 was approximately $1.148 billion.

As of March 18, 1994, the registrant had outstanding 47,449,235 shares of its common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1993 Annual Report to Stockholders (the "Annual Report") are incorporated by reference in Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement dated March 11, 1994 (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.
PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


General

IBP, inc., ("IBP") a Delaware corporation, principally produces fresh beef and fresh pork products. IBP's principal products include boxed beef and fresh pork which are marketed principally in the United States to grocery chains, meat distributors, wholesalers, restaurant and hotel chains, and processors who produce cured and smoked products, such as bacon, ham, luncheon meats and sausage items. IBP also produces inedible allied products, such as hides and other items used to manufacture products such as leather, animal feed and pharmaceuticals, and edible allied products, which include variety meat items.

IBP operates an extensive sales network to service its customers with regional sales and service centers in the United States (including an independently-owned contractor in Los Angeles that is licensed to use IBP trademarks) as well as service centers in foreign countries. The address of IBP's corporate headquarters is IBP Avenue, Post Office Box 515, Dakota City, Nebraska 68731; its telephone number is (402) 494-2061. All references to "IBP" include IBP, inc. and its subsidiaries.

IBP operates 11 beef carcass production facilities in eight cattle-producing states, which reduce live cattle to dressed carcass form. Seven of these locations include processing facilities which conduct fabricating operations to produce boxed beef.

IBP operates six pork facilities in Iowa and Nebraska that include both carcass production and processing of fresh pork products employing a production process similar to that employed in its beef operation. In 1993 IBP purchased a seventh pork facility in Indiana which is currently being renovated. On January 28, 1994, IBP announced an anticipated closing of the Perry, Iowa plant in April, 1994.

The following table reflects the approximate percentages of revenues during the last three fiscal years from IBP's principal product categories, all of which are within one industry segment:

                                 1993         1992      1991
Boxed Beef Products               67%          67%       64%
Beef Carcasses (1)                 4            4         5
Pork Products                     18           18        20
Beef And Pork Allied Products     11           11        11
                                 ---          ---       ---
                                 100%         100%      100%
______________________           ===          ===       ===
(1) Represents beef carcasses sold to third parties that are not used in IBP's processing operation.










History of IBP's Business

IBP was first incorporated in 1960. It began operations in 1961 with a single beef carcass production facility located near Denison, Iowa, in what was then the nation's major cattle-producing region. IBP grew in the Northern and Central Plains states over the following nine years and opened beef plants in Dakota City, Nebraska; Emporia, Kansas; Luverne, Minnesota; and West Point, Nebraska. IBP expanded into the Southern Plains in 1975, when it built its Amarillo, Texas, facility near the large commercial feedlot operations of that region. In 1976, it moved into the Pacific Northwest through the acquisition and expansion of plants in Pasco, Washington and Boise, Idaho. Company expansion continued in 1980 with construction of a facility in Finney County, Kansas, and in 1983 with the purchase and expansion of a plant in Joslin, Illinois. In 1990, IBP opened its newest beef plant in Lexington, Nebraska.

IBP began pork operations in 1982 when it purchased, expanded and commenced operation of a pork facility in Storm Lake, Iowa. Additional pork facilities were added in 1986 in Louisa County, and Council Bluffs, Iowa; in 1987 in Madison, Nebraska; in 1989 in Perry, Iowa; in 1990 in Waterloo, Iowa; and in 1993 a pork plant in Logansport, Indiana was purchased and is currently being renovated. All of IBP's pork plants are strategically located in the nation's major hog-producing region.
In August 1981, when it was acquired by Occidental Petroleum Corporation ("Occidental"), IBP was a publicly-held corporation that was listed on the New York Stock Exchange (the "NYSE"). From August 1981 to October 1987, IBP was a wholly-owned subsidiary of Occidental. In October, 1987, IBP sold 23.5 million shares (49.5%) of its Common Stock for $447 million and was again listed on the NYSE. The stock sale was part of transactions which funded the payment of a $960 million dividend to Occidental in September 1987. The approximately $420 million of net proceeds from the offering were used to substantially retire short-term debt of $430 million incurred to partially fund the dividend. The balance of the dividend was funded from the proceeds of a $500 million revolving credit and term loan facility, other revolving credit facilities, and available working capital.

On September 4, 1991, at the request of Occidental under the Stockholders Rights Agreement dated October 8, 1987 between it and IBP, IBP filed a Form S-3 Registration Statement with the Securities and Exchange Commission.
Under this registration statement, Occidental offered all of its shares of IBP Common Stock to its stockholders and certain standby underwriters in an underwritten rights offering. As a result of this transaction, Occidental no longer owns any shares of IBP Common Stock.


Operations
- ----------

Cattle and Hog Supplies

IBP does not currently raise cattle or hogs. IBP buyers are trained to select animals that are candidates for higher yields as well as to judge the quality of the animals. IBP's buyers purchase cattle and hogs on a daily basis, generally a few days before the animals are required for production, and live animals are generally held in IBP's holding pens for only a few hours.



Production Process

IBP's beef carcass production facilities reduce live cattle to dressed carcass form and process allied products, and its processing facilities conduct fabricating operations to produce boxed beef. IBP's carcass and beef processing facilities operated in 1993 at approximately 85.1% and 83.7%, respectively, of their production capacities.

IBP's pork facilities produce fresh boxed pork for shipment to retailers and also produce pork bellies, hams and boneless picnic meat for shipment to customers who further process the pork into bacon, cooked hams, luncheon meats and sausage items. In 1993, IBP's pork plants operated at approximately 84.4% of their production capacity.

Throughout production, edible beef and pork allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible beef and pork products derived from processing operations are used in the manufacture of leather, animal feed, gelatin, pharmaceuticals and cosmetics.

Seven of IBP's beef plants include hide treatment facilities. The majority of the hides from IBP's other beef plants are transported to these facilities, which include brine curing operations and, in four locations, chrome hide tanneries. The chrome tanning process produces a semifinished product that is shipped to leather good manufacturers worldwide. Brine-cured hides are sold to other tanneries. IBP is the largest chrome tanner of cattle hides in the United States.

Design Products Division

IBP believes that significant opportunities exist for the sale of value-added, consumer-ready products as consumer acceptance of such products grows and packaging technology improves. The Design Products Division is currently exploring the potential for customer-friendly products. Currently, the Design Products Division produces cooked meats for food service customers.

Facilities

The corporate headquarters of IBP is located in Dakota City, Nebraska. IBP believes that its plants are among the most modern in the nation, if not the world, and strives to maintain and enhance its facilities. Generally, plants and additions are designed and constructed by IBP's personnel. IBP considers its existing plants and equipment to be in excellent condition. IBP's capital spending for 1994 is expected to be between $90 and $100 million, which includes expenditures for environmental compliance activities. Its principal plants as of December 25, 1993 are described below.

Beef

IBP's eleven beef carcass production facilities are located in the states of Idaho, Illinois, Iowa, Kansas, Minnesota, Nebraska, Texas and Washington. At these locations, seven have processing facilities and hide treatment or tanning operations, two have cold storage freezer operations and one has a tallow refining plant.




Pork

IBP's seven pork carcass production and processing facilities are located in the states of Iowa, Nebraska and Indiana. At these locations, four have cold storage freezer operations.

Design Products

IBP's cooked meats plant is in Waterloo, Iowa.

Sales and Distribution

IBP's customers include domestic and international grocery chains, meat distributors, wholesalers, restaurant and hotel chains, and meat processors who produce cured and smoked products, such as bacon, ham, luncheon meat and sausage items. Most sales are made pursuant to daily orders as opposed to long-term supply contracts. In each of the past three years, IBP's largest beef customer accounted for less than 4% of its annual beef gross sales, and its largest pork customer accounted for less than 8% of its annual pork gross sales. For the same periods, IBP's largest customer for beef and pork combined accounted for less than 4% of its annual gross product sales.

Most IBP products are shipped by trucks, generally from plants located closest to the purchaser, although other plants may supplement such deliveries, depending upon prevailing supplies and product demand.

IBP sells to international customers through foreign and domestic sales offices. In fiscal 1993, export sales accounted for approximately 11.9% of IBP's net sales, which compares to approximately 11.6% in fiscal 1992 and 9% in fiscal 1991.

Some allied products are sold as commodities in bulk, although other items are trimmed, boxed and frozen by IBP. Cattle hides are sold for both domestic and international use. Uncured and brine-cured hides are sold to tanneries for further processing. Chrome-tanned hides are sold to tanneries and directly to further processors of leathers.

Competition

The industry in which IBP operates is highly competitive and characterized by very small margins. IBP considers its principal competition to come from domestic producers of fresh beef and pork products although IBP also competes with other suppliers of protein, including other red meats, poultry, seafood, grain, dairy products, eggs, soya and other protein products. Competition exists both in the purchase of live cattle and hogs and in the sale of beef and pork products. The principal competitive element in both buying and selling is price.

To effectively compete in the purchase of livestock, a livestock buyer must be able to accurately judge the yield and quality of the livestock to establish a fair price to the producer. Failure to accurately assess the quality of livestock can result in (i) the payment of an excessive price if the livestock yields less than expected or (ii) the failure to bid a price sufficiently high to purchase high quality livestock. As part of IBP's buying process, each buyer prepares an estimate by lot of the yield and quality of the animals purchased. IBP's information systems prepare a report on each lot that compares the actual yield and quality to the buyer's initial estimate. This enables IBP to monitor the quality of various livestock producers and to measure the skill of its buyers, which are critical factors in determining IBP's success and competitiveness.

In addition to price, the quality, product mix, location and service are important competitive elements in the sale of fresh beef and pork products.

IBP is the largest producer of fresh beef and pork products in the United States. IBP believes that its two largest beef competitors in 1993 were ConAgra, Inc. ("ConAgra") and Excel Corporation, a subsidiary of Cargill, Inc. It believes that its largest pork competitors in 1993 were ConAgra, Smithfield and Hormel, all three of which operate at approximately the same capacity.

Employees

As of December 25, 1993, IBP had approximately 29,200 employees. Whenever possible, production employees are recruited locally and trained by IBP for specific tasks.

IBP considers its relations with its employees at its plants to be good. Approximately 11,200 hourly employees at six of IBP's 18 plants are represented by labor organizations. The labor contracts applicable to these plants expire as follows:

                                              Contract Expiration
     Plant                 Union                      Date

Amarillo, Texas         Teamsters (1)               March 1994

Pasco, Washington       Teamsters (1)               March 1996

Dakota City, Nebraska     UFCW(2)                   July 1995

Joslin, Illinois          UFCW(2)                   October 1996

Perry, Iowa               UFCW(2)                   Indefinite (3)

Waterloo, Iowa            UFCW(2)                   June 1994

__________________

(1) Teamsters local unions affiliated with The International Brotherhood of Teamsters, Chauffeurs, Warehousemen, and Helpers of America.

(2)     United Food and Commercial Workers, International Union,  AFL-CIO.

(3) As of March 15, 1994, the Perry employees were working under an extension of the labor contract, as amended, that was to expire in June 1993.



Regulatory Matters


IBP's operations are subject to the constant inspection and regulation of the United States Department of Agriculture (the "USDA"), including (i) regulations of the USDA's Packers and Stockyards Administration, (ii) continuous in-plant inspection of IBP's production facilities, (along with each live animal, each carcass, and all edible products) by USDA employees to ensure compliance with USDA standards and (iii) grading of beef carcasses by USDA employees. IBP strongly supports the USDA's continuous inspection program and has actively opposed efforts to curtail it.

IBP is subject to federal, state and local laws and regulations governing environmental protection, which require significant expenditures to maintain compliance. IBP believes that it is in substantial compliance with such laws and regulations. IBP is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs. IBP incurred $11.5 million in capital expenditures for environmental control facilities in fiscal 1993 and anticipates capital expenditures of approximately $8 million in fiscal 1994 and $12 million in fiscal 1995.


ITEM 3.  LEGAL PROCEEDINGS

Incorporated by reference from the Annual Report, page 18, section entitled "Notes to Consolidated Financial Statements," at note "J. Commitments and Contingencies."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matters were submitted to a vote of IBP's security holders during the fourth quarter of 1993.


                  EXECUTIVE OFFICERS OF THE REGISTRANT


                            Age at        Positions With IBP and
                          January 26,     Five-Year Employment
Name                         1994         History


Richard L. Bond              46          Group Vice President --
                                         Beef Sales and Marketing
                                         since 1989; 1982-1989,
                                         Vice President -- Boxed
                                         Beef Sales and Marketing


Kenneth W. Browning, Jr.     45          Senior Vice President -
                                         Hide Division since
                                         1989; 1982-1989, Vice
                                         President-Hides


Lonnie O. Grigsby            54          Executive Vice President --
                                         Finance & Administration
                                         since 1988; Secretary since
                                         1985; General Counsel 1985-
                                         1990 and since 1993; 1987-
                                         1988, Senior Vice President;
                                         1985-1987, Vice President

David C. Layhee              49          Group Vice President --
                                         Design Products since 1989;
                                         1983-1989, Group Vice
                                         President -- Sales &
                                         Marketing

Eugene D. Leman              51          Director since 1989;
                                         Executive Vice President --
                                         Pork Division since 1986;
                                         1981-1986, Group Vice
                                         President -- Pork Division


James V. Lochner             41          Senior Vice President -
                                         Technical Services since
                                         1993;  1989- 1993, Vice
                                         President--Technical
                                         Services; 1986-1989,
                                         Assistant Vice President-Quality
                                         Control--Beef; 1984-1986, Director-
                                         Quality Control


Robert L. Peterson           61          Chairman of the Board
                                         of Directors since 1982;
                                         Chief Executive Officer
                                         since 1980; President since
                                         1977; Director since 1976


Kenneth L. Rose              49          Senior Vice President --
                                         Logistics Services since
                                         1989; 1982-1989, Vice
                                         President-Transportation



PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Incorporated by reference from Annual Report, page 13, section entitled "Consolidated Statements of Stockholders' Equity"; from page 19, section entitled "Notes to Consolidated Financial Statements," at note "K. Quarterly Financial Data (Unaudited)"; and from page 21, section entitled "Stockholders and Market Data." Those pages incorporated by reference from the Annual Report are part of the exhibits to this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference from Annual Report, page 22, section entitled "Selected Financial Data."


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the Annual Report, pages 20-21, section entitled "Management's Discussion and Analysis."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the Annual Report, pages 8-19, sections entitled "Report of Independent Accountants", "Consolidated Financial Statements," and "Notes to Consolidated Financial Statements."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated by reference from the Proxy Statement, page 17, section entitled "INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS."

(Reference is made to the Report on Form 8-K dated September 14, 1992 and filed September 16, 1992.)


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the Proxy Statement, pages 3-5, section entitled "ELECTION OF DIRECTORS" and reference is also made to the information regarding executive officers set forth in "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Proxy Statement, pages 8-11, section entitled "SUMMARY COMPENSATION TABLE"; "OPTION GRANTS TABLE", "AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE" and "PERFORMANCE GRAPH" and from page 5, section entitled "ELECTION OF DIRECTORS," subsection
"Information Regarding Director's Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference from the Proxy Statement, pages 2 and 6, sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Proxy Statement, pages 4-5, sections entitled "ELECTION OF DIRECTORS," subsection "Information Regarding the Board of Directors and its Committees" and from page 8, section entitled "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS."



PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

  (a)   Documents filed as part of this report.

The following financial information is incorporated by reference from the Annual Report, as identified below, or is found in this report.

   1. Consolidated Financial              Location
      Statements

      Reports of Independent Accountants  Annual Report, page 8 and pages
                                          16-17 of this report

      Consolidated Statements of Earnings Annual Report, page 9

      Consolidated Balance Sheets         Annual Report, pages 10-11

      Consolidated Statements of
       Cash Flows                         Annual Report, page  12

      Consolidated Statements of
       Stockholders' Equity               Annual Report, page 13

      Notes to Consolidated Financial
       Statements                         Annual Report, pages 14-19


   2.  Financial Statement Schedules

       Reports of Independent Accountants on Financial Statement
       Schedules

             Schedule V            Property, Plant and Equipment

             Schedule VI           Accumulated Depreciation of
                                     Property, Plant and Equipment

             Schedule VIII         Valuation and Qualifying
                                     Accounts and Reserves

             Schedule IX           Short-Term Borrowings

All other schedules are omitted because they are not applicable or not required.



 3.  Exhibits

   3.1* Restated Certificate of Incorporation of IBP (filed as Exhibit No. 2A to IBP's Registration Statement on Form 8-A, dated March 9, 1988, File No. 1-6085).

   3.2*    By-laws of IBP (filed as Exhibit No. 2B to IBP's
           Registration Statement on Form 8-A, dated March 9, 1988, File No. 1-6085).

  10.5* IBP's 1987 Stock Option Plan (filed as Exhibit No. 28(a) to IBP's Registration Statement on Form S-8, January 5, 1988, File No. 33-19441). (Executive Compensation Plan)

 10.5.1* Form of Stock Option Agreement (10/1/87) (filed as Exhibit No. 28(b) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441).

 10.5.2* Form of Stock Option Agreement (12/31/87) (filed as Exhibit No. 28(c) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441).

 10.5.3    IBP Officer Long-Term Stock Plan

 10.5.4    IBP Directors Stock Option Plan

 10.5.5    IBP 1993 Stock Option Plan

 10.19* Note Agreement for 9.82% Senior Notes Due September 15, 2000, dated as of September 26, 1990 between IBP, inc. and various lenders (filed as Exhibit No. 10.19 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 29, 1990, File No. 1-6085).

 10.20* Debenture Purchase Agreement for 10.39% Senior Subordinated Debentures due September 15, 2002, dated September 26, 1990 between IBP, inc. and various lenders (filed as Exhibit
           No. 10.20 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 29, 1990, File No. 1-6085).

 10.21* Credit Agreement (Revolving/Term Credit Facility) dated as of November 13, 1990 between IBP, inc. and various lenders with First Bank National Association as Administrative Agent and Bank of America National Trust and Savings Association as Co-Agent (filed as Exhibit No. 10.21 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 29, 1990, File No. 1-6085).


 10.22* Credit Agreement (Short-Term Revolving Credit Facility) dated as of November 13, 1990 between IBP, inc. and various lenders with First Bank National Association as Administrative Agent (filed as Exhibit No. 10.22 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 29, 1990, File No. 1-6085).


 10.23* Intercompany Agreement, dated as of September 4, 1991 between IBP and Occidental Petroleum Corporation (filed as Exhibit No. 10.23 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 28, 1991, File No. 1-6085).


 10.24* Employment Agreement, dated as of October 9, 1992, between IBP and Lonnie O. Grigsby (filed as Exhibit No. 10.24 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 26, 1992, File No. 1-6085).


 10.25* Employment Agreement, dated as of October 9, 1992, between IBP and Perry V. Haines (filed as Exhibit 10.25 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 26, 1992, File No. 1-6085).


 10.26* Employment Agreement, dated as of October 9, 1992, between IBP and Eugene D. Leman (filed as Exhibit 10.26 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 26, 1992, File No. 1-6085).


 10.27* Employment Agreement, dated as of October 9, 1992, between IBP and David C. Layhee (filed as Exhibit 10.27 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 26, 1992, File No. 1-6085).


 10.28* Text of Retirement Income Plan of IBP, inc. (As Amended and Restated Effective as of January 1, 199 as amended. (Executive Compensation Plan) (filed as Exhibit No. 10.28 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 26, 1992, File No. 1-6085).

 10.29 Employment Agreement, effective January 1, 1993, between IBP and Dale Tinstman.

    11.    Statement regarding computation of earnings per share.

    13. Those pages incorporated by reference from the 1993 Annual Report to Stockholders.

    21.    Subsidiaries of IBP, inc. as of December 25, 1993.

    22.* Matters submitted to vote of security holders (filed as Item 4 to the Quarterly Report on Form 10-Q for the 26 weeks ended June 26, 1993, File No. 1-6085).

    23.1   Consent of Independent Public Accountants.

__________________
* Incorporated herein by reference

  (b) Reports on Form 8-K

      Not Applicable.

  (c) Other Matters

With the exception of the information expressly referenced and thereby incorporated in ITEMS 3, 5, 6, 7 and 8, the Annual Report is not to be deemed "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934.

For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, IBP hereby undertakes as follows, which undertaking shall be incorporated by reference into IBP's Registration Statement on Form S-8 No. 33-19441 (filed January 5,
1988):

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of IBP pursuant to the foregoing provisions, or otherwise, IBP has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by IBP of expenses incurred or paid by a director, officer or controlling person of IBP in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, IBP will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.




REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of IBP, inc.


Our audit of the consolidated financial statements referred to in our report dated February 4, 1994 appearing on page 8 of the 1993 Annual Report to Stockholders of IBP, inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules at December 25, 1993 and December 26, 1992 and for the years then ended listed in Item 14(a)2 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse(signature on file)

PRICE WATERHOUSE

Chicago, Illinois
February 4, 1994







INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders
IBP, inc.
Dakota City, Nebraska

We have audited the accompanying IBP, inc. and subsidiaries consolidated statements of earnings, stockholders' equity and case flows for the year ended December 28, 1991. Our audit also included the financial statement schedules for the related period listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, IBP, inc. and subsidiaries results of operations and cash flows for the year ended December 28, 1991, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche(signature on file)

DELOITTE & TOUCHE

Omaha, Nebraska
February 7, 1992

                             IBP, inc. AND SUBSIDIARIES

                     SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                          Fiscal Years 1991, 1992 and 1993
                                  (In thousands)


                      Land       Buildings
                     and Land       and                Contruction
                  Improvements  Stockyards  Equipment  in Progress   Total

Balance,
  December 29, 1990    $61,048    $258,170   $575,552    $23,262   $918,032
  Additions, at cost     2,966      11,160     20,457     (6,994)    27,589
  Retirements             (384)       (101)    (7,887)      -        (8,372)
  Other changes            (63)     (2,670)    (9,568)      -       (12,301)
                        ------     -------    -------     ------  ---------
Balance,
  December 28, 1991     63,567     266,559    578,554     16,268    924,948
  Additions, at cost       402       6,454     27,732        923     35,511
  Retirements             (643)       (623)   (22,456)      -       (23,722)
  Other changes            221         138       (759)      -          (400)
                        ------     -------    -------     ------  ---------
Balance,
  December 26, 1992     63,547     272,528    583,071     17,191    936,337
  Additions, at cost     2,452       3,666     30,675     23,007     59,800
  Retirements             (607)     (1,199)   (11,781)      -       (13,587)
  Cumulative effect
   of accounting
   change (1)            6,336      32,068     65,126       -       103,530
  Other changes          1,350       6,698      1,918       -         9,966
                        ------     -------    -------     ------  ---------
Balance,
  December 25, 1993    $73,078    $313,761   $669,009    $40,198 $1,096,046
                        ======     =======    =======     ======  =========

(1) Adjustment to fair value from net-of-tax value related to IBP's acquisition in 1981 as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which IBP adopted in fiscal 1993.

















                          IBP, inc. AND SUBSIDIARIES
                  SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                        Fiscal Years 1991, 1992 and 1993
                                (In thousands)



                           Land        Buildings
                         and Land         and
                       Improvements   Stockyards   Equipment        Total

Balance,
  December 29, 1990       $21,239       $44,210     $239,635      $305,084
  Additions charged
   to costs and
   expenses                 3,506         7,668       44,458        55,632
  Retirements                 (52)          (28)      (5,648)       (5,728)
  Other changes               (57)       (1,428)      (5,866)       (7,351)
                           ------        ------     --------       -------
Balance,
  December 28, 1991        24,636        50,422      272,579       347,637
  Additions charged
   to costs and
   expenses                 2,759         7,530       43,077        53,366
  Retirements                (596)         (270)     (17,498)      (18,364)
  Other changes               252          (175)        (579)         (502)
                           ------        ------      -------       -------
Balance,
  December 26, 1992        27,051        57,507      297,579       382,137
  Additions charged
   to costs and
   expenses                 2,724         7,521       39,321        49,566
  Retirements                (476)         (489)      (9,351)      (10,316)
  Cumulative effect of
   accounting change (1)    5,021        10,380       64,758        80,159
  Other changes               449         4,320          950         5,719
                           ------        ------      -------       -------
Balance,
  December 25, 1993       $34,769       $79,239     $393,257      $507,265
                           ======        ======      =======       =======






(1) Adjustment to fair value from net-of-tax value related to IBP's acquisition in 1981 as required by Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes," which IBP adopted in fiscal 1993.









                           IBP, inc. AND SUBSIDIARIES

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                    AND RESERVES

                        Fiscal Years 1991, 1992 and 1993
                                 (In thousands)





                                           Allowance     Accumulated
                                          for Doubtful   Amortization
                                            Accounts     of Goodwill

Balance, December 29, 1990                  $4,778         $72,093

  Amounts (credited) charged to costs
    and expenses                              (989)          7,686
  Recoveries of amounts previously
    written off                                  9            -
  Write-off of uncollectible accounts         (744)           -
                                             -----          ------
Balance, December 28, 1991                   3,054          79,779

  Amounts charged to costs and expenses        451           7,686
  Recoveries of amounts previously
    written off                                 45            -
  Write-off of uncollectible accounts         (550)           -
                                             -----          ------
Balance, December 26, 1992                   3,000          87,465

  Amounts charged to costs and expenses      1,535           7,779
  Recoveries of amounts previously
    written off                                 27            -
  Write-off of uncollectible accounts         (364)           -
                                             -----          ------
Balance, December 25, 1993                  $4,198         $95,244
                                             =====          ======















                            IBP, inc. AND SUBSIDIARIES
                       SCHEDULE IX - SHORT-TERM BORROWINGS

                         Fiscal Years 1991, 1992 and 1993
                                 (In thousands)

                             Weighted
                             Average    Maximum      Average      Weighted
Category of         Balance  Interest   Amount       Amount       Average
Aggregate           at End   Rate at    Outstanding  Outstanding  Interest
Short-Term          of       End of     During the   During the   Rate During
Borrowings          Period   Period     Period       Period       the Period
                               (A)                       (B)         (A,C)
For the year ended
 December 28, 1991:
  Notes payable
   to banks         $25,000     5.5%      $206,000     $148,890     6.6%

For the year ended
 December 26, 1992:
  Notes payable
   to banks           6,000     3.3%       174,000      110,231     4.2%

For the year ended
 December 25, 1993:
  Notes payable
   to banks            -         -         137,000       55,687     3.4%



NOTES:
             (A)       Interest rate computed on a 360-day basis.
             (B)       Average computed using daily balances.
             (C)       (Short-term interest expense/weighted average
                         short-term borrowings) x 360/364.
























                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.
                             IBP, inc.

                             By: /s/Robert L. Peterson
                             Robert L. Peterson
                             Chairman of the Board,
                             President and Chief Executive Officer
                             Date:  March 23, 1994


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                Title                      Date


/s/Robert L. Peterson        Chairman of the Board   March 23, 1994
Robert L. Peterson           President and Chief
                             Executive Officer
                             (principal executive
                             officer)

/s/Lonnie O. Grigsby        Executive Vice           March 23, 1994
Lonnie O. Grigsby            President - Finance and
                             Administration (principal
                             financial officer)

/s/Craig J. Hart            Controller               March 23, 1994
Craig J. Hart

/s/John S. Chalsty          Director                 March 23, 1994
John S. Chalsty

/s/Alec P. Courtelis        Director                 March 23, 1994
Alec P. Courtelis

/s/Wendy L. Gramm          Director                 March 23, 1994
Wendy L. Gramm

/s/Eugene D. Leman          Director                 March 23, 1994
Eugene D. Leman

/s/JoAnn R. Smith           Director                 March 23, 1994
JoAnn R. Smith

/s/Dale C. Tinstman         Director                 March 23, 1994
Dale C. Tinstman





EXHIBIT INDEX


Exhibit Number    Description                          Sequentially Numbered
                                                                Page
Exhibit 10.5.3    IBP Officer Long Term Stock Plan
Exhibit 10.5.4    IBP Director Stock Option Plan
Exhibit 10.5.5    IBP 1993 Stock Option Plan
Exhibit 10.29     Employment Agreement, dated January 1, 1993, between IBP
                  and Dale Tinstman
Exhibit 11        Statement regarding computation of earnings per share.
Exhibit 13        1993 Annual Report to Stockholders.
Exhibit 21        Subsidiaries of IBP, inc. as of December 25, 1993.
Exhibit 23        Consent of Independent Public Accountants.





IBP Officer Long-Term Stock Plan


1.  Purposes.  The purposes of this IBP Officer Long-Term Stock Plan
(the "Plan") are to assist IBP and its subsidiaries (unless the context otherwise requires, the "Company") (a) in the attraction and retention of officers and executive officers who have demonstrated superior ability, and (b) to provide the officers with an incentive to exert extraordinary efforts toward the achievement of increased growth and profitability in the operations of the Company in order that the value of the Company's Common Stock may appreciate accordingly.

2. Administration. The Plan shall be administered by a committee consisting of three or more members of the board of directors, all of whom shall not (either while members of the Committee or at any time within one year prior to becoming members of the Committee) be or have been eligible for selection as a person to whom awards may be made under the Plan (the "Committee"). The Committee is authorized to adopt operating rules necessary to implement and administer the Plan. The Committee shall periodically review the performance of the Plan and its rules and make any necessary revisions in such rules to assure the Plan's purposes are met. The interpretation and construction of any provision of the Plan by the Committee shall be final and conclusive.

3. Participants. The Committee shall select as participants in the Plan the officers and executive officers who are in a position directly and significantly to enhance the growth and profitability of the Company's operations and whose continued employment by the Company would favorably affect such operations.

4. Awards. The Plan shall be effective when approved by the affirmative votes of the holders of a majority of the securities of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the laws of the state of Delaware. All awards made by the Committee prior to such approval are contingent upon that approval. Each participant in the Plan shall be awarded a number of Common Shares ("Deferred Stock" or "Stock") of the Company as determined by the Committee, such shares to be awarded in consideration of services to be rendered to the Company and on its behalf. Upon the making of any award, the Committee shall set by resolution its determination of the fair value in monetary terms of the services to be rendered to the Company and which serves as the employee's consideration for the award. The number of shares of Common Stock awarded as Deferred Stock shall be (a) for awards made on or before January 27, 1993, the result of dividing the fair value of the services so determined by $16.125 (the "Closing Price" of the Company's Common Stock on October 9, 1992), and (b) for awards made after January 27, 1993, the result of dividing the fair value of the services so determined by the "closing price" of the Company's Common Stock on the date of any such award; the "closing price" being that reported for the Company's Common Stock in the New York Stock Exchange Composite Transactions Index, as published in The Wall Street Journal, or in such other national financial press or information service available from time to time over the duration of the Plan. All shares so granted are declared and taken to be fully paid shares of Stock and not liable to any further call, nor shall the holders thereof be liable for any further payment therefor. All shares so awarded will be subject to the restrictions described in Section 5. No more than seven hundred thousand (700,000) shares of Stock (subject to adjustment to reflect any Stock dividend, split-up, combination of shares, reclassification, merger or consolidation) shall be awarded under the Plan, but any shares forfeited prior to the expiration of the Deferral Period as described in Section 5 shall revert to the status of shares not awarded. Shares delivered pursuant to this Plan may be Common Stock acquired by the Company on the open market and held in the treasury of the Company or previously authorized but unissued Common Stock.

5. Restrictions. During the Deferral Period (as determined in the discretion of the Committee and as defined in each stock grant agreement any shares of Stock awarded pursuant to the Plan shall not be sold, assigned, pledged, hypothecated or otherwise transferred or encumbered. At the expiration of the Deferral Period, the certificate representing those shares for which the Deferral Period has expired shall be delivered to the participant, or his legal representative, in a number equal to such shares. Unless otherwise provided in the stock grant agreement to be entered into between the Company and the participant, the Deferral Period with respect of shares of Stock awarded to a participant in the Plan shall terminate at the close of business on the fifth anniversary of the Award Date, provided that if such participant shall cease to perform officer duties for the Company during the Deferral Period with respect to such shares:

(a) in the event he shall cease to perform such duties by reason of resignation or discharge by the Company for cause, such Deferred Stock shall be forfeited by the participant;


(b) in the event he shall cease to perform such duties for the Company by reason of death, total and permanent disability or retirement at age 65, the Deferral Period shall terminate with respect to all of the remaining shares covered under the Deferred Stock Award; and

(c) in the event he shall cease to perform such duties for the Company by reason of discharge otherwise than for cause, the Mandatory Deferral Period shall terminate with respect to a number of shares which bears the same relation to all such shares as the number of full calendar months elapsed since the date of such award bears to 60, and the remaining such shares shall be forfeited by such participant; provided that in cases where the Committee determines that it was for the convenience of the Company that a participant has resigned or otherwise ceased to perform executive duties for the Company, the Committee shall have the power to make a settlement which would have the same result as the one that would obtain under subparagraph (c) of this Section 5 if such participant had ceased to perform such duties of the Company by reason of discharge otherwise than for cause.

"Cause" shall mean gross negligence, willful misconduct, refusal to carry out an order of the Company or any disloyal action inimical to the Company.

Amounts equal to any dividends declared during the Deferral
Period with respect to the number of shares covered by a Deferred Stock Award will be deferred and deemed to be reinvested in additional Deferred Stock. Except as set forth in the preceding sentence, the Participant shall have none of the rights of a stockholder with respect to shares of Common Stock covered by a Deferred Stock Award until the shares of Common Stock are transferred to such Participant at the expiration of the Deferral Period.


6. Tax Withholding. Any Deferred Stock Award granted hereunder shall provide as determined by the Committee for appropriate arrangements for the satisfaction by the Company and the participant of all Federal, state, local or other income, excise or employment taxes or tax withholding requirements applicable to the transfer of Common Stock pursuant to a Deferred Stock Award or other right or payment and all such additional taxes or amounts as determined by the Committee in its discretion, including without limitation, the right of the Company or any subsidiary thereof to receive transfers of shares of Common Stock or other property from the Participant or to deduct or withhold in the form of cash or shares from any transfer of payment to a Participant, in such amount or amounts deemed required or appropriate by the Committee in its discretion.

7. Modifications. The Company's board of directors shall have the power to modify or supplement the Plan in such manner as it may from time to time determine, provided that unless the holders of a majority of shares of capital stock of the Company having voting power present or represented and entitled to vote at a meeting of such holders shall have first given their approval, (a) the number of shares of Stock (adjusted in accordance with Section 4) which may be awarded under the Plan shall not be increased, (b) the benefits accruing to the Participants in the Plan shall not be materially increased and (c) the requirements as to eligibility for participation in the Plan shall not be materially modified.





EXHIBIT 10.5.4

IBP 1993 STOCK OPTION PLAN

1. Purpose. The purpose of this IBP 1993 Stock Option Plan (the "Plan") is to enhance the value of the stockholders' investment in IBP, inc. (the "Company") by encouraging key employees, upon whose performance the Company and its subsidiaries is largely dependent for the successful conduct of its operations, to acquire and retain a financial interest in the Company. In addition, the Plan is intended to enable the Company and its subsidiaries to compete effectively for and retain the services of such employees.

It is intended that the incentive stock options ("ISOs") (as defined by Section 422 of the Internal Revenue Code of 1990, as amended or superseded (the "Code")), other stock options and stock appreciation rights ("SARs"), may be granted under this Plan.

2.  Administration of the Plan.

(a) The Plan shall be administered by a committee (the "Committee") consisting of not less than three members of the board of directors designated from time to time by the board of directors, all of whom shall not (either while members of the Committee or at any time within one year prior to becoming members of the Committee) be or have been eligible for selection as a person to whom awards may be made under the Plan. The interpretation and construction of any provision of the Plan or any option or right granted hereunder and all determinations by the Committee in each case shall be final, binding and conclusive with respect to all interested parties, unless otherwise determined by the board of directors. No member of the Committee shall be personally liable for any action, failure to act, determination, interpretation or construction made in good faith with respect to the Plan or any option or right or transaction thereunder.

(b) The Committee shall have full power and authority in its discretion to take any and all action required or permitted to be taken under the Plan. Such full power and authority shall include, without limitation, the selection of participants to whom stock options or SARs may be granted pursuant to the Plan; the determination of the number of shares of Commons Stock which may be covered by stock options or SARs granted to any such participant of the Plan and the purchase price thereof; the granting of options and related rights; the right to interpret and construct any provision of the Plan or any option or right granted hereunder; the making of all required or appropriate determinations under the Plan or any option or right granted hereunder; the fixing and determination of the terms, provisions, conditions and restrictions of all option instruments or agreements (and any related rights), which need not be identical, entered into or issued in connection with grants under the Plan; and the adoption, amendment and rescission of such rules related to the Plan as the Committee shall determine in its discretion, subject to the express provisions of the Plan.

3. Participants. Participants in the Plan shall be key employees of the Company or its subsidiaries selected as hereinafter provided. Key employees may include officers of the Company or its subsidiaries who are also directors of the Company but not directors who are not employees of the Company or its subsidiaries. Nothing contained in this Plan, nor in any option or right granted pursuant to the Plan, shall confer upon any employee any right to continue in the employ of the Company or any subsidiary nor limit in any way the right of the Company or any subsidiary to terminate his employment at any time.

4. The Stock. The shares of stock available for issuance pursuant to the grant of options (with or without related SARs) under this Plan shall consist of one million nine hundred fifty thousand (1,950,000) shares of Common Stock, par value $0.05 per share (the "Common Stock"), of the Company, subject to adjustment as provided in Section 8 hereof. Shares may be (a) previously issued Common Stock purchased by the Company in the open market, and held in the treasury of the Company, or (b) previously authorized but unissued Common Stock. Should any option grant (or a portion thereof) be terminated, expire, or be cancelled for any reason without being exercised (e.g., by reason of the exercise of related SARs for stock or for cash), the shares subject to the portion of such option grant not so exercised shall be available for subsequent grants under this Plan.

5. Effective Date and Termination of Plan. The Plan shall be effective when approved by the affirmative votes of the holders of a majority of the securities of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the laws of the state of Delaware, but in no event later than January 26, 1994. All grants made by the Committee prior to such approval shall be contingent upon such approval. This Plan shall terminate upon the earlier of (i) January 26, 2003; or (ii) the date on which all shares available for issuance under the Plan have been issued pursuant to the exercise of options granted hereunder; or (iii) the determination of the board of directors that the Plan shall terminate. No options may be granted under the Plan after the termination date, provided that the options granted and outstanding on such date shall continue to have force and effect in accordance with the provisions of the instruments evidencing such options.

6. Grant, Terms, and Conditions. Options and SARs may be granted at any time and from time to time prior to the termination of the Plan to such eligible employees and on such terms and conditions as determined by the Committee. All options and SARs shall be granted under the Plan by execution of instruments in writing in the form approved by the Committee. Notwithstanding any contrary provision of this Plan other than Section 9 hereof, with respect to any ISOs granted under any plan of the Company or its subsidiaries or any parent, the aggregate fair market value (determined at the time the option is granted) of the shares with respect to which such ISOs are exercisable for the first time by an optionee during any calendar year (under all such plans of the Company its subsidiaries and any parent) shall not exceed One Hundred Thousand Dollars ($100,000.00) or the maximum amount permitted under the Code.

All options and SARs granted pursuant to the Plan shall be subject to the following terms and conditions and such other terms and conditions determined by the Committee which are not inconsistent therewith:
(a) Price. The option exercise price per share of each option shall be determined by the Committee, provided that, except as provided below, in no instance shall such price be less than the fair market value of a share of Common Stock (as defined by subsection (j) hereof) on the effective date of the option grant. The option exercise price shall be subject to adjustment only as provided in Section 8 hereof.

(b) Term of Options. Options may be granted for terms of up to but not exceeding ten (10) years from date granted. Each grant shall be subject to earlier termination as provided in subsection (f) of this
Section 6.

(c) Exercise of Options. Options granted under this Plan shall be exercisable on such date or dates and during such period and for such number of shares as shall be determined pursuant to the provisions of the instrument evidencing such grant. No fractional shares shall be issued, and fractional shares remaining in any grant shall be rounded down to the nearest whole number of shares.

(d) Alternate Exercise in Case of Hardship. In the case of options other than ISOs, in the event of the imminent expiration of the grant where the optionee is absent from the United States or is otherwise subject to a hardship which renders exercise of the grant by such optionee unreasonable or impossible prior to its expiration date, the Committee in its sole and absolute discretion may issue or cause to have issued to the optionee (in lieu of the exercise of said grant) the number of shares which represent the difference (if any) between the aggregate option exercise price and aggregate fair market value of the shares of the Common Stock with respect to which the grant is then exercisable, determined as of the date of issuance of said shares. In such event the grant shall be deemed fully exercised for all purposes hereof.

(e) Notice of Exercise and Payment. To the extent options are exercisable, they shall be exercised by written notice to the Company, stating the number of shares with respect to which options are being exercised and the intended manner of payment. The date of the notice shall be the exercise date. Payment for the shares purchased shall be made in full to the company within ten (10) business days after the exercise date by check payable to the order of the Company equal to the option price for the shares being purchased, in whole shares of Common Stock of the Company owned by the optionee having a fair market value on the exercise date (as defined by subsection (j) hereof) equal to the option price for the shares being purchased, or a combination of Common Stock and check equal in the aggregate to the option price for the shares being purchased. Payments of Common Stock shall be made by delivery of stock certificates properly endorsed for transfer in negotiable form. If other than the optionee, the person or persons exercising shall be required to furnish to the Company appropriate documentation that such person or persons have the full legal right and power to exercise on behalf of and for the optionee.

(f)  Termination of Employment.

(i)  Except as otherwise provided in this Plan, an optionee's options
(A) are exercisable only by the optionee, (B) are exercisable only while the optionee is in the employ of the Company, and (C) if not exercisable by their terms at the time the optionee ceases to be in the employ of the Company, shall immediately expire on the date of termination of employment.

(ii) Except as provided herein, an optionee's options which are exercisable by their terms at the time the optionee ceases to be in the employ of the Company must be exercised on or before the earlier of three months after the date of termination of employment or the fixed expiration date of such options after which period such options shall expire.

(iii) In the event of the death of the optionee while in the employ of the Company, all of that optionee's unexercised options (whether or not then exercisable by their terms) shall become immediately exercisable by his estate for a period ending on the earlier of the fixed expiration date of such options or twelve months after the date of death, after which period such options shall expire. For purposes hereof, the estate of an optinee shall be defined to include the legal representatives thereof or any person who has acquired the right to exercise an option by reason of the death of the optionee.


(iv) In the case of options other than ISOs, in the event of the termination of employment by reason of the permanent disability (as defined below) of the optionee, all of that optionee's unexercised options (whether or not then exercisable by their terms) shall become exercisable for a period ending on the earlier of the fixed expiration date of such options or twelve months from the date of termination after which period such options shall expire. For purposes hereof "permanent disability" shall be deemed to be the inability of the optionee to perform the duties of his job with the Company because of a physical or mental disability as evidenced by the opinion of a Company-approved doctor of medicine licensed to practice medicine in the United States of America.

(v) In the case of options other than ISOs, in the event of the normal retirement of the optionee, all of that optionee's unexercised options (whether or not then exercisable by their terms) granted to that optionee on or before his 65th birthday shall become immediately exercisable for a period ending on the earlier of the fixed expiration date of such options or twelve months after the date of the retirement, after which period such options shall expire.
Also, in the event of the normal retirement of the optionee, all of the optionee's unexercised options (whether or not then exercisable by their terms) granted to the optionee after his 65th birthday and held for a period of at least twelve consecutive months of active employment with the Company after the date of grant shall become immediately exercisable for a period ending on the earlier of the fixed expiration date of such options or twelve months after the date of retirement, after which period such options shall expire. For purposes hereof, retirement shall be deemed to be "normal retirement" if the optionee is at least 65 years of age and has completed at least five consecutive years of employment with the Company at the date of retirement.

(vi) In the case of ISOs, in the event of the termination of employment by reason of the permanent disability or the normal retirement of the optionee (as defined in (iv) and (v) above), each ISO then held by the optionee shall terminate on the earlier of the period ending three months after the termination of employment or the fixed expiration date of such options; provided however, that if such termination of employment occurs by reason of disability within the meaning of Section 422(c)(6) of the Code said three-month period shall be extended to twelve months.

(g) Transferability of Options. Any option granted hereunder shall be transferable only by will or the laws of descent and distribution and shall be exercisable during the lifetime of the optionee only by him.

(h) Other Terms and Conditions. Options may contain such other terms, conditions, or provisions, which shall not be inconsistent with this Plan, as the Committee shall deem appropriate.

(i) Tax Withholding. Any option and related SAR granted hereunder shall provide, as determined by the Committee, for appropriate arrangements for the satisfaction by the Company and the optionee of all federal, state, local or other income, excise or employment taxes or tax withholding requirements applicable to the exercise of the option or any related SAR or the later disposition of the shares of Common Stock or other property thereby acquired and all such additional taxes or amounts as determined by the Committee in its discretion, including without limitation, the right of the Company or any subsidiary thereof to receive transfers of shares of common Stock or other property from the optionee or, beginning one year after the Company becomes subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, to deduct or withhold in the form of cash or shares from any transfer or payment to an optionee, in such amount or amount deemed required or appropriate by the Committee in its discretion.

(j) Fair Market Value. The "fair market value" of a share of Common Stock on any relevant date for purposes of any provision of the Plan shall be the closing price reported for the Common Stock in the New York Stock Exchange Composite Transactions Index on such date or, if there were no reported sales on such date, then the closing price reported for the Common Stock in the New York Stock Exchange Composite Index on the next preceding day on which such a sale is transacted, as published in The Wall Street Journal, or such other national financial press or service as may be available from time to time over the duration of the Plan.

(k) Cancellation of Option. The Committee shall have the authority to effect, at any time and from time to time, with the consent of the affected optionee or optionees, the cancellation of any or all outstanding options [and related SARs] granted under the Plan and the grant in substitution therefore of new options and related SARs under the Plan (subject to the limitations hereof) covering the same or different number of shares of Common Stock at an option price per share in all events not less than fair market value on the new grant date (as determined under subsection
(j) of this Section 6).

7. Stock Appreciation Rights. Any options granted or to be granted under this Plan may, in the sole and absolute discretion of the Committee, include related SARs with respect to all or part of the shares of Common Stock subject to options as determined by the Committee. SARs may be granted at the time options are granted or (in the case of options other than ISOs) at a later date with respect to existing options. Optionees granted SARs may exercise the SARs by written notice to the Company, stating the number of shares with respect to which the SARs are being exercised, to the extent that said SARs are then exercisable. In the event of the exercise of SARs, the obligation of the Company in respect of the options to which the SARs related shall be discharged by payment of the SARs so exercised.
(a) SAR Payment. Any SAR granted hereunder shall set forth the method of computation and form of payment of the SAR and such other terms and conditions as determined by the Committee in its discretion or as otherwise required by this Plan, provided that no SAR shall exceed the difference between one hundred percent (100%) of the then fair market value on the date of exercise of the share of Common Stock subject to the option surrendered by the optionee, and the option exercise price of such share. Without limiting the generality of the foregoing, the Committee may provide for the payment of said SAR in cash or in shares of Common Stock valued at fair market value as of the date of exercise, or in any combination thereof as determined by the Committee.

(b) Other Provisions. Notwithstanding any contrary provisions hereof, (i) SARs shall be exercisable only to the extent the options to which such SARs relate are then exercisable (further subject to such additional conditions and restrictions as may be imposed by the Committee) and shall expire upon expiration of the options to which such SARs relate, and (ii) in the case of any SARs related to ISOs granted hereunder, said SARs shall be exercisable only when the then fair market value of the shares of Common Stock subject to the options (or portion thereof) surrendered by the optionee exceeds the exercise price of such options (or such portion thereof).

(c) "Option." References in this Plan to the term "option" shall, unless the context requires otherwise, include an SAR.

8.   Adjustment and Changes in the Common Stock.

(a) In the event that the shares of Common Stock as presently constituted shall be changed into or exchanged for a different kind of share of stock or other securities of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, split-up, combination of shares or otherwise) or if the number of such shares of stock shall be increased through the payment of a stock dividend, then unless such change results in the termination of all outstanding options pursuant to the provisions of Section 9 hereof, there shall be substituted for or added to each share of stock of the Company therefore appropriated or thereafter subject or which may become subject to an option under this Plan, the number and kind of shares of stock or other securities into which each outstanding share of stock of the Company shall be so changed, or for which each such share shall be exchanged, or to which each share shall be entitled, as the case may be. Outstanding options shall also be appropriately amended as to price and other terms as may be necessary to reflect the foregoing events. In the event there shall be any other change in the number or kind of the outstanding shares of the stock of the Company of any stock or other securities into which such stock shall have been changed, or for which it shall have been exchanged, then if the Committee shall, in its sole discretion, determine that such change equitably requires an adjustment in any option theretofore granted or which may be granted under the Plan, such adjustment shall be made in accordance with such determination. Fractional shares resulting from any adjustment in options pursuant to this Section 8 shall be rounded down to the nearest whole number of shares.

(b) Notwithstanding the foregoing, any and all adjustments in connection with an ISO shall comply in all respects with Sections 422 and 424 of the Code and the regulations thereunder.
(c) Notice of any adjustment shall be given by the Company to each holder of an option which shall have been so adjusted, provided that such adjustment (whether or not such notice is given) shall be effective and binding for all purposes of the Plan and any instrument or agreement issued thereunder.

9.   Acceleration of Options.

(a) In the event that the Company enters into one or more agreements to dispose of all or substantially all of the assets of the Company or the Company's stockholders dispose of or become obligated to dispose of fifty-percent (50%) or more of the outstanding capital stock of the Company other than to the Company or a subsidiary of the Company, in either case by means of sale (whether as a result of a tender offer or otherwise), merger, reorganization or liquidation in one or a series of related transactions ("Acceleration Event"), then each option outstanding under the Plan shall become exercisable during the fifteen
(15) days immediately prior to the scheduled consummation of the Acceleration Event with respect to the full number of shares of which such option has been granted.

(b) In the event of the occurrence of an Acceleration Event (as defined by subsection (a) of this Section 9), any optionee who is subject to the filing requirements imposed under Section 16(a) of the Securities Exchange Act of 1934 with respect to the Company shall receive a payment of cash equal to the difference between the aggregated Fair Value of the shares of Common Stock subject to such accelerated options and the aggregate option exercise price of such shares. For this purpose, "Fair Value" shall mean the highest aggregate fair market value of the subject shares of Common Stock during the 60-day period immediately preceding the date of the consummation of the Acceleration Event (as determined under Section 6(j) hereof). Payment of said cash shall be made within 10 days after said consummation of the Acceleration Event. The foregoing payments under this subsection (b) shall be made in lieu of and in full discharge of any and all obligations of the Company in respect of all subject options and any related SARs of the optionee. Notwithstanding any of the foregoing, the provisions of this subsection (b) shall not be applicable to ISOs granted under this Plan.

(c) The grant of options (or related rights) under this Plan shall in no way affect the right of the Company to adjust, reclassify, reorganize or otherwise change its capital or business structure of to merge, consolidate, dissolve, liquidate or sell or transfer all or any part of its business or assets.

10. Listing and Regulatory Requirement. No options granted pursuant to this Plan shall be exercisable if at any time, including after receipt of notice of exercise, the Committee shall determine in its discretion that the listing, registration, qualification, or acquisition of the shares of Common Stock subject to such options on any securities exchange or under any applicable law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the granting of such option or the acquisition or issuance of shares by IBP thereunder, unless such listing, registration, qualification, acquisition, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.


11. Amendment of the Plan. The board of directors may from time to time amend or modify or make such changes in and additions to this Plan as it may deem desirable, without further action on the part of the stockholders of the Company; provided, however, that unless the holders of a majority of the securities of the Company present or represented and entitled to vote at a duly held meeting shall have first given their approval, then (a) the maximum number of shares of Common Stock issuable under the Plan shall not be increased (except for permissible adjustments under Section 8 hereof), (b) the benefits accruing to the participants in requirements as to eligibility for participation in the Plan shall not be modified. Subject to and without limiting the generality of the foregoing, the board of directors may amend or modify the Plan and any outstanding options under the Plan to the extent necessary to qualify any or all of such options or future options to be granted for such beneficial federal income tax treatment as may be afforded employee stock options under the Code or any amendments thereto or other statutes or regulations or rules (or any interpretations thereof by any applicable governmental agency or entity) which become effective after the effective date of the Plan (including without limitation any proposed or final Treasury regulations).

12. Stockholder Rights. An optionee shall have none of the rights of a stockholder of the Company with respect to any shares subject to any options granted hereunder until such individual shall have exercised the options and been issued share therefor.

13. Use of Proceeds. The proceeds received by the Company from the sale of shares pursuant to the options granted under this Plan shall be used for general corporate purposes.





EXHIBIT 10.5.5


IBP DIRECTORS STOCK OPTION PLAN


1. Purpose. The purpose of this IBP Directors' Stock Option Plan (the "Plan") is to enhance the value of the stockholders' investment in IBP, inc. (the "Company") by enabling the Company and its subsidiaries to compete effectively for and retain the services of non-employee directors on the board of directors.

2.  Administration of the Plan.

(a) The Plan shall be administered by a committee (the "Directors Plan Committee") consisting of not less than two members of the board of directors designated from time to time by the board of directors, all of whom shall be employees as well as directors of the Company and shall not (either while members of the Committee or at any time within one year prior to becoming members of the Committee) be or have been eligible for selection as a person to whom awards may be made under this Plan. The interpretation and construction of any provision of the Plan or any option or right granted hereunder and all determinations by the Committee in each case shall be final binding and conclusive with respect to all interested parties, unless otherwise determined by the board of directors. No member of the Committee shall be personally liable for any action, failure to act, determination, interpretation or construction made in good faith with respect to the Plan or any option or right or transaction thereunder.

(b) The Committee shall have full power and authority in its discretion to take any and all action required or permitted to be taken under the Plan. Such full power and authority shall include, without limitation, the right to interpret and construct any provision of the Plan or any option or right granted hereunder; the making of all required or appropriate determinations under the Plan, the fixing and determination of the terms (other than the timing, quantity and price of option grants), provisions, conditions and restrictions of all option instruments or agreements (and any related rights), which need not be identical, entered into or issued in connection with grants under the Plan; and the adoption, amendment and rescission of such rules related to the Plan as the Committee shall determine in its discretion, subject to the express provisions of the Plan.

3. Participants. Participants in the Plan shall be the non-employee members of the board of directors of the Company.

4. The Stock. The shares of stock available for issuance pursuant to the grant of options under this Plan shall consist of fifty thousand (50,000) shares of Common Stock par value $0.05 per share (the "Common Stock"), of the Company, subject to adjustment as provided in Section 8 hereof. Shares may be (a) previously issued Common Stock purchased by the Company in the open market, and held in the treasury of the Company, or (b) previously authorized but unissued Common Stock. Should any option grant (or a portion thereof) be terminated, expire, or be cancelled for any reason without being exercised, the shares subject to the portion of such option grant not so exercised shall be available for subsequent grants under this Plan.


5. Effective Date and Termination of Plan. The Plan shall be effective when approved by the affirmative votes of the holders of a majority of the securities of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the laws of the state of Delaware, but in no event later than January 26, 1994. All grants made prior to such approval shall be contingent upon such approval. This Plan shall terminate upon the earlier of (i) January 26, 2003; or (ii) the date on which all shares available for issuance under the Plan have been issued pursuant to the exercise of options granted hereunder; or (iii) the determination of the board of directors that the Plan shall terminate. No options may be granted under the Plan after the termination date, provided that the options granted and outstanding on such date shall continue to have force and effect in accordance with the provisions of the instruments evidencing such options.

6. Grant, Terms, and Conditions. Eligible directors receiving grants before shareholder approval receive an initial grant of option shares equal to one thousand (1,000) shares of Common Stock. Directors who are eligible under the Plan, and who are elected after shareholder approval of the Plan will receive an initial grant of option shares equal to one thousand (1,000) shares of Common Stock at the time of being elected as a director. The option grant will be effective as of the date the director is elected.

Each eligible director under the Plan shall receive an annual option grant of option shares equal to five hundred (500) shares of Common Stock for each year that the director continues to serve as a member of the Board of Directors. Such annual option grant will be effective on the date of an incumbent's re-election to IBP's Board of Directors. All options shall be granted under the Plan by execution of instruments in writing in the form approved by the Committee.


All options granted pursuant to the Plan shall be subject to the following terms and conditions and such other terms and conditions determined by the Committee which are not inconsistent therewith:

(a) Price. The option exercise price per share of each option shall be the fair market value of a share of Common Stock (as defined by subsection (j) hereof) on the effective date of the option grant. The option exercise price shall be subject to adjustment only as provided in Section 7 hereof.

(b) Term of Options. Options may be granted for terms of up to but not exceeding ten (10) years from date granted. Each grant shall be subject to earlier termination as provided in subsection (f) of this
Section 6.

(c) Exercise of Options. Two years from the date of grant, the optionee will have the right to exercise forty-percent (40%) of the number of shares in an option grant and twenty-percent (20%) each additional year thereafter through the fifth year when all options shall be exercisable. All option grants expire ten years from the date of grant.

(d) Alternate Exercise in Case of Hardship. In the event of the imminent expiration of the grant where the optionee is absent from the United States or is otherwise subject to a hardship which renders exercise of the grant by such optionee unreasonable or impossible prior to its expiration date, the Committee in its sole and absolute discretion may issue or cause to have issued to the optionee (in lieu of the exercise of said grant) the number of shares which represent the difference (if any) between the aggregate option exercise price and aggregate fair market value of the shares of the Common Stock with respect to which the grant is then exercisable, determined as of the date of issuance of said shares. In such event the grant shall be deemed fully exercised for all purposes hereof.

(e) Notice of Exercise and Payment. To the extent options are exercisable, they shall be exercised by written notice to the Company, stating the number of shares with respect to which options are being exercised and the intended manner of payment. The date of the notice shall be the exercise date. Payment for the shares purchased shall be made in full to the company within ten (10) business dates after the exercise date by check payable to the order of the Company equal to the option price for the shares being purchased, in whole shares of Common Stock of the company owned by the optionee having a fair market value on the exercise date (as defined by subsection (j) hereof) equal to the option price for the shares being purchased, or a combination of Common Stock and check equal in the aggregate to the option price for the shares being purchased. Payments of Common Stock shall be made by delivery of stock certificates properly endorsed for transfer in negotiable form. If other than the optionee, the person or persons exercising shall be required to furnish to the Company appropriate documentation that such person or persons have the full legal right and power to exercise on behalf of and for the optionee.

(f)  Termination as Director.

(i) Except as provided herein, an optionee's options which are exercisable by their terms at the time the optionee ceases to be a director of the Company must be exercised on or before the earlier of three months after the date on which such incumbency ends or the fixed expiration date of such options, after which period such options shall expire.

(ii) In the event of the death of the optionee while serving as a director of the Company, all of that optionee's unexercised options (whether or not then exercisable by their terms) shall become immediately exercisable by his estate for a period ending on the earlier of the fixed expiration date of such options or twelve months after the date of death, after which period such options shall expire. For purposes hereof, the estate of an optionee shall be defined to include the legal representatives thereof or any person who has acquired the right to exercise an option by reason of the death of the optionee.

(iii) In the event of the termination as a director by reason of the permanent disability (as defined below) of the optionee, all of that optionee's unexercised options (whether or not then exercisable by their terms) shall become exercisable for a period ending on the earlier of the fixed expiration date of such options or twelve months from the date of termination after which period such options shall expire. For purposes hereof "permanent disability" shall be deemed to be the inability of the optionee to perform the duties of his job with the Company because of a physical or mental disability as evidenced by the opinion of a Company-approved doctor of medicine licensed to practice medicine in the United States of America.

(iv) In the event of the normal retirement of the optionee, all of that optionee's unexercised options (whether or not then exercisable by their terms) granted to that optionee on or before his 65th birthday shall become immediately exercisable for a period ending on the earlier of the fixed expiration date of such options or twelve months after the date of the retirement, after which period such options shall expire. Also, in the event of the normal retirement of the optionee, all of the optionee's unexercised options (whether or not then exercisable by their terms) granted to the optionee after his 65th birthday and held for a period of at least twelve consecutive months of service as a director with the Company after the date of grant shall become immediately exercisable for a period ending on the earlier of the fixed expiration date of such options or twelve months after the date of retirement, after which period such options shall expire. For purposes hereof retirement shall be deemed to be "normal retirement" if the optionee is at least 65 years of age and has completed at least five consecutive years of service as a non-employee director of the Company at the date of retirement.

(g) Transferability of Options. Any option granted hereunder shall be transferable only by will or the laws of descent and distribution and shall be exercisable during the lifetime of the optionee only by him.

(h)  Other Terms and Conditions.              may contain
such other terms, conditions, or provisions, which shall not be inconsistent with this Plan, as the Committee shall deem appropriate.


(i) Tax Withholding. Any option granted hereunder shall provide as determined by the Committee for appropriate arrangements for the satisfaction by the Company and the optionee of all federal, state, local or other income, excise or employment taxes or tax withholding requirements applicable to the exercise of the option or the later disposition of the shares of Common Stock or other property thereby acquired and all such additional taxes or amounts as determined by the Committee in its discretion, including without limitation the right of the Company or any subsidiary thereof to receive transfers of shares of Common Stock or other property from the optionee or, beginning one year after the Company becomes subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, to deduct or withhold in the form of cash or shares from any transfer or payment to an optionee, in such amount or amount deemed required or appropriate by the Committee in its discretion.

(j) Fair Market Value. The "fair market value" of a share of Common Stock on any relevant date for purposes of any provision of the Plan shall be the closing price reported for the Common Stock in the New York Stock Exchange Composite Transactions Index on such date or, if there were no reported sales on such date, then the closing price reported for the Common Stock in the New York Stock Exchange Composite Transactions Index on the next preceding day on which such a sale is transacted, as published in The Wall Street Journal, or available in or from such other national financial press or service from time to time over the duration of the Plan.

(k) Cancellation of Option. The Committee shall have the authority to effect, at any time and from time to time, with the consent of the affected optionee or optionees, the cancellation of any or all outstanding options granted under the Plan and to grant in substitution therefore new options under the Plan (subject to the limitations hereof) covering the same or different number (but in no event a number greater than an amount equivalent to the number of options cancelled) of shares of Common Stock at an option price per share in all events not less than fair market value on the new grant date (as determined under subsection (j) of this Section 6).

7.  Adjustment and Changes in the Common Stock.

(a) In the event that the shares of Common Stock as presently constituted shall be changed into or exchanged for a different kind of share of stock or other securities of the Company or of another corporation (whether by reason of merger, consolidation, recapitalization, reclassification, split-up, combination of shares or otherwise) or if the number of such shares of stock shall be increased through the payment of a stock dividend, then unless such change results in the termination of all outstanding options pursuant to the provisions of Section 8 hereof, there shall be substituted for or added to each share of stock of the Company therefore appropriated or thereafter subject or which may become subject to an option under this Plan, the number and kind of shares of stock or other securities into which each outstanding share of stock of the Company shall be so changed, or for which each such share shall be exchanged, or to which each share shall be entitled, as the case may be. Outstanding options shall also be appropriately amended as to price and other terms as may be necessary to reflect the foregoing events. In the event there shall be any other change in the number or kind of the outstanding shares of the stock of the Company of any stock or other securities into which such stock shall have been changed, or for which it shall have been exchanged, then if the Committee shall, in its sole discretion, determine that such change equitably requires an adjustment in any option theretofore granted or which may be granted under the Plan, such adjustment shall be made in accordance with such determination. Fractional shares resulting from any adjustment in options pursuant to this Section 7 shall be rounded down to the nearest whole number of shares.

(b) Notice of any adjustment shall be given by the Company to each holder of an option which shall have been so adjusted, provided that such adjustment (whether or not such notice is given) shall be effective and binding for all purposes of the Plan and any instrument or agreement issued thereunder.

8.  Acceleration of Options.

(a) In the event that the Company enters into one or more agreements to dispose of all or substantially all of the assets of the Company or the Company's stockholders dispose of or become obligated to dispose of fifty-percent (50%) or more of the outstanding capital stock of the Company other than to the Company or a subsidiary of the Company, in either case by means of sale (whether as a result of a tender offer or otherwise), merger, reorganization or liquidation in one or a series of related transactions ("Acceleration Event"), then each option outstanding under the Plan shall become exercisable during the fifteen
(15) days immediately prior to the scheduled consummation of the Acceleration Event with respect to the full number of shares of which such option has been granted.

(b) In the event of the occurrence of an Acceleration Event (as defined by subsection (a) of this Section 8), any optionee who is subject to the filing requirements imposed under Section 16(a) of the Securities Exchange Act of 1934 with respect to the Company shall receive a payment of cash equal to the difference between the aggregated Fair Value of the shares of Common Stock subject to such accelerated options and the aggregate option exercise price of such shares. For this purpose, "Fair Value" shall mean the highest aggregate fair market value of the subject shares of Common Stock during the 60-day period immediately preceding the date of the consummation of the Acceleration Event (as determined under Section 6(j) hereof). Payment of said cash shall be made within 10 days after said consummation of the Acceleration Event. The foregoing payments under this subsection (b) shall be made in lieu of and in full discharge of any and all obligations of the Company in respect of all subject options of the optionee. Notwithstanding any of the foregoing, the provisions of this subsection (b) shall not be applicable to ISOs granted under this Plan.

(c) The grant of options (or related rights) under this Plan shall in no way affect the right of the Company to adjust, reclassify, reorganize or otherwise change its capital or business structure of to merge, consolidate, dissolve, liquidate or sell or transfer all or any part of its business or assets.

9. Listing and Regulatory Requirement. No options granted pursuant to this Plan shall be exercisable if at any time, including after receipt of notice of exercise, the Committee shall determine in its discretion that the listing, registration, qualification, or acquisition of the shares of Common Stock subject to such options on any securities exchange or under any applicable law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the granting of such option or the acquisition or issuance of shares by IBP thereunder, unless such listing, registration, qualification, acquisition, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.

10. Amendment of the Plan. The board of directors may from time to time amend or modify or make such changes in and additions to this Plan as it may deem desirable, however, the board shall not amend the Plan more than once every six (6) months unless the amendment is to comport with changes in the Internal Revenue Code or the Employee Retirement Income Security Act of 1984 (ERISA) without further action on the part of the stockholders of the Company; provided, however, that the holders of a majority of the securities of the Company present or represented and entitled to vote at a duly held meeting shall have first given their approval, when the amendment to the Plan;
(a) materially increases the benefits accruing to participants under the Plan; (b) materially increases the number of securities which may be issued under the Plan; and/or (c) materially modifies the requirements as to eligibility for participation in the Plan.

11. Stockholder Rights. An optionee shall have none of the rights of a stockholder of the Company with respect to any shares subject to any options granted hereunder until such individual shall have exercised the options and been issued shares therefor.

12. Use of Proceeds. The proceeds received by the Company from the sale of shares pursuant to the options granted under this Plan shall be used for general corporate purposes.




EXHIBIT 10.29

Mr. Dale C. Tinstman                       January 27, 1993
Suite 605, Lincoln Square
121 South 13th Street
Lincoln, NE 68508

Dear Dale:

Please be advised that I have met with the Executive Committee of the Board of Directors and received approval for the use of your services.

As you and I discussed, you are willing to serve IBP in the following ways:

1. You will report to the Chairman and work on special projects as requested.

2.  You will remain on the Credit Committee.

3.  You will continue to chair the Retirement Savings Plan Committee.

4.  You will, when called on, help IBP with its public affairs.

5. You will attend the Monday noon executive group from time to time for input on Company affairs.

For this, IBP will compensate you at the rate of $3,000 per month plus offer you the right to continue the benefits of our health insurance plan as you have done in the past.

This agreement is effective January 1, 1993. Either party may cancel this agreement with thirty (30) days written notice. If you have any questions, please do not hesitate to call me.

Sincerely,
/s/ Robert L. Peterson





Exhibit 11


                         IBP, inc. AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                      YEARS ENDED DECEMBER 25, 1993,
                   DECEMBER 26, 1992 AND DECEMBER 28, 1991
                     (In thousands except per share data)



                                           1993       1992       1991


FINANCIAL STATEMENT COMPUTATIONS
Earnings before cumulative effect of
 accounting change                        $77,457    $63,616    $1,353
Cumulative effect of accounting change     12,626        -         -
                                           ------     ------     -----
Net earnings                              $90,083    $63,616    $1,353
                                           ======     ======     =====


PRIMARY EARNINGS PER SHARE
Shares used in this computation:
  Weighted average shares outstanding 47,495 47,374 47,329 Dilutive effect of shares under
    employee stock plans                      412        268       454
                                           ------     ------    ------
Common and common equivalent shares        47,907     47,642    47,783
                                           ======     ======    ======


Primary earnings per share:
  Earnings before cumulative effect of
    accounting change                       $1.62      $1.34     $ .03
  Cumulative effect of accounting change      .26        -         -
                                             ----       ----      ----
  Net earnings                              $1.88      $1.34     $ .03
                                             ====       ====      ====


FULLY-DILUTED EARNINGS PER SHARE
Shares used in this computation:
  Weighted average shares outstanding 47,495 47,374 47,329 Dilutive effect of shares under
    employee stock plans                      678        390       474
                                           ------     ------    ------
Common and common equivalent shares        48,173     47,764    47,803
                                           ======     ======    ======


Fully-diluted earnings per share:
  Earnings before cumulative effect of
    accounting change                       $1.61      $1.33     $ .03
  Cumulative effect of accounting change      .26        -         -
                                             ----       ----      ----
Net earnings                                $1.87      $1.33     $ .03
                                             ====       ====      ====






Exhibit 13
                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of IBP, inc.
Dakota City, Nebraska

We have audited the accompanying consolidated balance sheets of IBP, inc. and its subsidiaries as of December 25, 1993 and December 26, 1992, and the related consolidated statements of earnings, stockholders' equity and of cash flows for the years then ended.
These financial statements are the responsibility of the Company's
management.   Our responsibility is to express an opinion on these
financial statements based on our audits. The financial statements of IBP, inc. for the year ended December 28, 1991 were audited by other independent accountants whose report dated February 7, 1992 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of IBP, inc. and its subsidiaries at December 25, 1993 and December 26, 1992, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note E to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993.

/s/ Price Waterhouse
PRICE WATERHOUSE
February 4, 1994
Chicago, Illinois

Management's Report on Financial Information

The management of IBP, inc. is responsible for the integrity of the financial data reported by IBP and its subsidiaries. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with generally accepted accounting principles. Management uses internal accounting controls, corporate-wide policies and procedures, estimates and judgements in order that such statements reflect fairly the consolidated financial position, results of operations and cash flows of IBP.


                          IBP, inc. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share data)

                                                  December 25,  December 26,
                                                      1993          1992
ASSETS
CURRENT ASSETS:
  Cash, including temporary investments
    of $24,793 and $24,595                         $   25,196    $   25,029
  Accounts receivable, less allowance for
    doubtful accounts of $4,198 and $3,000            449,570       449,212
  Inventories (Note B)                                191,716       196,096
  Deferred income tax benefit (Note E)                 33,668        28,434
  Prepaid expenses                                      3,171         3,291
                                                    ---------     ---------
    TOTAL CURRENT ASSETS                              703,321       702,062
PROPERTY, PLANT AND EQUIPMENT, at cost (Note F):
  Land and land improvements                           73,078        63,547
  Buildings and stockyards                            313,761       272,528
  Equipment                                           669,009       583,071
                                                    ---------     ---------
                                                    1,055,848       919,146
  Less accumulated depreciation                      (507,265)     (382,137)
                                                    ---------      --------
                                                      548,583       537,009
  Construction in progress                             40,198        17,191
                                                    ---------      --------
                                                      588,781       554,200
OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $95,244 and $87,465                            222,794       219,962
  Other                                                24,011        23,203
                                                      -------       -------
                                                      246,805       243,165
                                                    ---------     ---------
                                                   $1,538,907    $1,499,427
                                                    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note D)   $  340,279    $  357,419
  Federal and state income taxes                       23,822         6,541
  Notes payable (Note C)                                 -            6,000
  Other                                                 2,552         2,375
                                                    ---------     ---------
    TOTAL CURRENT LIABILITIES                         366,653       372,335

LONG-TERM OBLIGATIONS (Notes C and F)                 460,723       510,900

DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes (Note E)                       79,733        66,157
  Other                                                19,002        15,958
                                                    ---------     ---------
                                                       98,735        82,115
COMMITMENTS AND CONTINGENCIES (Note J)

STOCKHOLDERS' EQUITY (Notes F and G):
  Preferred stock, 25,000,000 shares
    authorized; none issued
  Common stock, $.05 par value per share;
    authorized 100,000,000 shares; issued
    47,500,000 shares                                   2,375         2,375
  Additional paid-in capital                          441,959       443,638
  Retained earnings                                   168,695        88,112
  Treasury stock at cost, 10,237 and 2,729
    shares                                               (233)          (48)
                                                    ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY                        612,796       534,077
                                                    ---------     ---------
                                                   $1,538,907    $1,499,427
                                                    =========     =========
See notes to consolidated financial statements.


                         IBP, inc. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                    (In thousands except per share data)



                                            52 Weeks Ended
                             ----------------------------------------------
                             December 25,     December 26,     December 28,
                                 1993             1992             1991
                             ------------     ------------     ------------
Net sales (Note A)            $11,671,397     $11,128,405      $10,387,686
Cost of products sold          11,400,302      10,880,212       10,242,614
                               ----------      ----------       ----------
Gross profit                      271,095         248,193          145,072

Selling, general and
  administrative expense           96,626          87,751           84,002
                               ----------      ----------       ----------
Earnings from operations          174,469         160,442           61,070

Interest:
  Incurred                        (45,838)        (54,683)         (61,344)
  Capitalized                       1,426           1,590            1,881
  Income                            1,200           1,267              646
                               ----------      ----------       ----------
                                  (43,212)        (51,826)         (58,817)
                               ----------      ----------       ----------
Earnings before income taxes
  and cumulative effect of
  accounting change               131,257         108,616            2,253

Income taxes (Note E)              53,800          45,000              900
                               ----------      ----------       ----------
Earnings before cumulative
  effect of accounting change      77,457          63,616            1,353

Cumulative effect of change
  in method of accounting for
  income taxes (Note E)            12,626            -                -
                               ----------      ----------       ----------
Net earnings                  $    90,083     $    63,616      $     1,353
                               ==========      ==========       ==========
Earnings per share:
  Earnings before
    cumulative effect of
    accounting change               $1.62           $1.34            $ .03
  Cumulative effect of
    accounting change                 .26             -                -
                                     ----            ----             ----
  Net earnings                      $1.88           $1.34            $ .03
                                     ====            ====             ====

See notes to consolidated financial statements.







                              IBP, inc. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands except per share data)




                                 Common Stock    Additional
                                          Par     Paid-In   Retained  Treasury
                               Shares    Value    Capital   Earnings    Stock
                               ------   ------   --------   --------  --------
Balance, December 29, 1990     47,500   $2,375   $445,698   $ 65,760  $(2,538)

 Net earnings                                                  1,353

 Dividends declared,
   $.60 per share                                            (28,398)

 Treasury shares purchased                                             (4,684)

 Treasury shares delivered
   under employee stock plans                      (1,664)              4,741
                               ------    -----    -------    -------   ------
Balance, December 28, 1991     47,500    2,375    444,034     38,715   (2,481)

 Net earnings                                                 63,616

 Dividends declared,
   $.30 per share                                            (14,219)

 Treasury shares purchased                                             (2,320)

 Treasury shares delivered
   under employee stock plans                        (396)              4,753
                               ------     -----   -------    -------   ------
Balance, December 26, 1992     47,500     2,375   443,638     88,112      (48)

 Net earnings                                                 90,083

 Dividends declared,
   $.20 per share                                             (9,500)

 Treasury shares purchased                                             (6,804)

 Treasury shares delivered
   under employee stock plans                      (1,679)              6,619
                               ------     -----   -------    -------   ------
Balance, December 25, 1993     47,500    $2,375  $441,959   $168,695  $  (233)
                               ======     =====   =======    =======   ======

See notes to consolidated financial statements.








                          IBP, inc. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                52 Weeks Ended
                                     ----------------------------------------
                                     December 25,  December 26,  December 28,
                                         1993          1992          1991
                                     ------------  ------------  ------------
                                                Inflows (outflows)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                            $ 90,083     $  63,616     $   1,353
                                          -------      --------      --------
 Adjustments to reconcile net earnings
  to cash flows from operations:
   Depreciation and amortization           58,784        62,012        64,646
   Cumulative effect of accounting
    change                                (12,626)         -             -
   Deferred income tax (benefit)/
    provision                              (2,400)        9,100        (7,200)
   Net loss on disposal of properties       1,713         4,652         5,398
   Net changes in:
    Accounts payable and accrued
     liabilities                           36,961        (9,772)      (45,202)
    Inventories                             4,380        (4,759)       24,838
    Accounts receivable                     3,826       (58,756)       29,795
   Other adjustments, net                   1,569        (2,151)       (8,286)
                                          -------      --------      --------
                                           92,207           326        63,989
 Net cash flows from operating            -------      --------      --------
  activities                              182,290        63,942        65,342
                                          -------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                     (59,584)      (35,511)      (24,605)
 Payment for stock of new subsidiary,
  net of cash acquired                    (14,628)         -             -
 Other investing activities, net            1,399           638         2,058
 Net cash flows from investing            -------      --------       -------
  activities                              (72,813)      (34,873)      (22,547)
                                          -------      --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term
  obligations                             (50,000)         (111)       (1,001)
 Net change in checks in process of
  clearance                               (41,390)       11,862        10,846
 Dividends paid                            (9,499)      (18,945)      (28,396)
 Net change in borrowings under
  revolving credit agreements              (6,000)      (19,000)      (15,000)
 Other financing activities, net           (2,421)         (418)       (2,063)
                                          -------       -------       -------
Net cash flows from financing
   activities                            (109,310)      (26,612)      (35,614)
                                         --------       -------       -------
Net increase in cash and cash
  equivalents                                 167         2,457         7,181
Cash and cash equivalents at beginning
  of year                                  25,029        22,572        15,391
Cash and cash equivalents at end          -------      --------       -------
  of year                                $ 25,196     $  25,029      $ 22,572
                                          =======      ========       =======
See notes to consolidated financial statements.



                       IBP, inc. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 25, 1993, DECEMBER 26, 1992
                                  AND DECEMBER 28, 1991

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BASIS OF PRESENTATION - In 1981, IBP, inc. (IBP) became a wholly-owned subsidiary of Occidental Petroleum Corporation (Occidental) through a reorganization and plan of merger. The accompanying financial statements include the assets, liabilities and stockholders' equity of IBP, after giving effect to the allocation of Occidental's acquisition cost to the net assets acquired, as determined under the purchase method of accounting.

In October 1987, IBP sold 23,500,000 shares of its common stock in an initial public offering and Occidental's ownership was thereby reduced to a 50.5% interest. Occidental sold all of its remaining IBP shares in October 1991 pursuant to an underwritten rights offering to its stockholders and standby underwriters. As a result, Occidental no longer controls IBP nor has any person acquired control of IBP. Transactions between IBP and Occidental or its affiliates during the periods presented herein were generally insignificant in amount, either individually or in the aggregate.

PRINCIPLES OF CONSOLIDATION - All subsidiaries are wholly-owned and are consolidated in the accompanying financial statements. All material intercompany balances, transactions and profits have been eliminated.

INVENTORIES - Inventories are valued on the basis of the lower of first-in, first-out cost or market.

PROPERTY, PLANT AND EQUIPMENT - Depreciation is provided for property, plant and equipment on the straight-line method over the estimated useful lives of the respective classes of assets as follows:

           Land improvements..................8 to 20 years
           Buildings and stockyards..........10 to 40 years
           Equipment..........................3 to 12 years

Leasehold improvements, included in the equipment class, are depreciated over the life of the lease or the life of the asset, whichever is shorter.

INCOME TAXES - Effective December 27, 1992, IBP adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income
Taxes."   See Note E for a discussion of the impact of this new
standard. Income taxes were accounted for in accordance with Accounting Principles Board (APB) Opinion No. 11 for fiscal years 1992 and 1991.

For certain periods during Occidental's ownership of IBP, IBP was part of Occidental's consolidated federal and certain state tax returns. IBP had a tax-sharing agreement for these periods and returns that required IBP to pay to Occidental any taxes that would have been paid by IBP if filing separately. This agreement terminated with the sale of Occidental's remaining interest in IBP in October 1991.


CAPITAL LEASES - Lease arrangements entered into by IBP that constitute capital lease obligations are capitalized at the present value of future lease payments. The values assigned to leased assets are included in property, plant and equipment and accounted for accordingly. Depreciation on leased assets is included in depreciation and amortization expense. The capital lease obligations are amortized over the lease terms as payments are made.

INDUSTRY SEGMENT AND EXPORT SALES INFORMATION - IBP considers its operations to comprise one industry segment. IBP's operations relate to the meat packing industry and principally involve cattle and hog slaughter, beef and pork fabrication and related allied product processing activities.
In 1993, 1992 and 1991, net export sales, principally to customers in Asia and North America, amounted to $1,392 million, $1,286 million and $938 million, respectively.

GOODWILL - Goodwill is amortized on a straight-line basis over a period of 40 years.

EARNINGS PER SHARE - Earnings per share for 1993, 1992 and 1991 were calculated using average common and common equivalent shares of 47,907,000, 47,642,000 and 47,783,000, respectively.

STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, IBP considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Temporary investments, which are carried at cost which approximates market, were comprised primarily of variable-rate municipal bonds and time deposits.

RECLASSIFICATIONS - Certain reclassifications have been made to prior financial statements to conform to the current year presentation.


B.INVENTORIES:

Inventories are comprised of the following:

                                  December 25,      December 26,
                                     1993              1992
                                       (In thousands)
           Beef                    $119,001           $123,454
           Pork                      23,652             25,486
           Supplies                  49,063             47,156
                                    -------            -------
                                   $191,716           $196,096
                                    =======            =======





C.  CREDIT ARRANGEMENTS:

IBP has a $250,000,000 senior revolving/term facility (the Revolving/Term Facility) and a $125,000,000 short-term revolving facility (the Short-Term Revolver). Both committed facilities bear interest, at the Company's option, at varying rates based upon the banks' base rates or an uncommitted bid option. From time to time, IBP also uses uncommitted lines of credit for some or all of its short-term borrowing needs.

The Revolving/Term Facility is a revolving facility which may be extended for one-year increments annually during the revolving period with consent of the banks involved. The revolving period has been extended through November 15, 1994. At the end of the revolving period, any outstanding borrowings are converted to a two-year credit facility with equal quarterly payments. Commitment fees are .275 to .375 of 1% on the bid option and the unused portion of the committed facility.

The Short-Term Revolver may be extended semi-annually for additional six-month periods with consent of the banks involved. It has been extended through November 10, 1994. Commitment fees are .125 to .25 of 1% on the unused portion of the facility.

Borrowings under the Revolving/Term Facility are treated as current liabilities with the exception of $100,000,000 which IBP does not intend to repay within one year. This amount is classified as long-term in the consolidated balance sheet for 1993; the interest rate at December 25, 1993 on such borrowings was 3.6%.

During 1993, the maximum amount of short-term borrowings under all of IBP's credit arrangements was $137,000,000. Average short-term borrowings and the weighted average interest rate during 1993 were $55,687,000 and 3.4%. At December 25, 1993, total borrowings outstanding under committed facilities, including the $100,000,000 classified as long-term, were $100,000,000 and the unused portion totaled $275,000,000.


D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses are comprised of the following:

                                   December 25,    December 26,
                                       1993            1992
                                          (In thousands)
   Accounts payable, principally
     trade creditors                 $149,784       $148,176
                                      -------        -------
   Checks in process of clearance      29,081         70,471
   Accrued expenses:                  -------        -------
       Employee benefits               58,734         52,500
       Payroll                         42,038         40,668
       Other                           60,642         45,604
                                      -------        -------
                                      161,414        138,772
                                      -------        -------
                                     $340,279       $357,419
                                      =======        =======


E.  INCOME TAXES:

Effective December 27, 1992, IBP adopted SFAS No. 109 on a prospective basis. The cumulative effect of adopting this statement was to increase net earnings by $12.6 million in fiscal 1993. SFAS No. 109 requires that prior accounting for business combinations, such as IBP's application of "pushdown accounting" to its acquisition by Occidental in 1981, be adjusted to reflect remaining assets at fair value rather than net-of-tax value as under APB No. 11. Any difference between the adjusted remaining balance and the tax bases are accounted for as temporary differences. The cumulative effect of the accounting change was an increase in property, plant and equipment of $23.4 million, net of accumulated depreciation of $80.2 million, and an increase in net deferred tax liabilities of $10.8 million.

Income tax expense consists of the following:

                               1993           1992           1991
                                      (In thousands)
        Current:
          Federal             $54,300        $33,300       $  7,500
          State                 1,900          2,600            600
        Deferred               (2,400)         9,100         (7,200)
                               ------         ------        -------
                              $53,800        $45,000       $    900
                               ======         ======        =======

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate is as follows:
                             Liability      Deferred       Deferred
                              Method         Method         Method
                               1993           1992           1991
                                      (In thousands)
  Computed tax on pre-tax
     earnings at federal
     statutory rate           $45,940        $36,925       $    766
  Foreign Sales Corporation
     benefits                  (1,243)        (1,115)        (3,992)
  Amortization of goodwill      2,723          2,613          2,613
  State income taxes, net
     of federal benefit         1,254          1,716            417
  Targeted jobs credits          (650)          (990)          (990)
  Effect of differences
     between fair values
     assigned in purchase
     accounting and historic
     tax values                  -             2,799          2,417
  Income tax contingencies
     and change in effective
     tax rate                   6,067          3,330           -
  Other, net                     (291)          (278)          (331)
                               ------         ------        -------
  Income tax provision        $53,800        $45,000       $    900
                               ======         ======        =======




The Company reached an agreement in 1992 with the Internal Revenue Service (IRS) with respect to income tax examinations involving the years 1987 and 1988. The agreement included adjustments to the Company's Foreign Sales Corporation income tax returns. The IRS is currently examining the years 1989, 1990 and 1991. In management's opinion, adequate provisions for income taxes have been made for all years.

Deferred income tax liabilities and assets were comprised of:


                                                 Beginning
                                    End of           of
                                     1993           1993
                                        (In thousands)

  Deferred tax liabilities:
    Fixed assets basis
     difference                     $90,015        $86,126
    Other                             4,162          4,159
                                     ------         ------
    Gross deferred tax liabilities   94,177         90,285
                                     ------         ------
  Deferred tax assets:
    Nondeductible accrued
     liabilities                    (42,397)       (35,569)
    State tax credit
     carryforwards                  (18,761)       (17,542)
    Safe harbor leases               (3,796)        (4,773)
    Bad debt and claims
     reserves                        (1,818)        (1,333)
    Federal and state operating
     loss carryforwards                (849)          (250)
    Other                              (101)          (142)
                                    -------        -------
    Gross deferred tax assets       (67,722)       (59,609)
                                    -------        -------
    Valuation allowance              19,610         17,792
                                     ------         ------
                                    $46,065        $48,468
                                     ======         ======


The net change in the valuation allowance for deferred tax assets of $1.8 million relates to acquired net operating loss and earned state tax credit carryforwards for which utilization is not certain. The acquired federal net operating loss carryforwards are subject to various limitations as to use and expire at various dates through 2007. The state net operating loss and state tax credit carryforwards expire primarily from 2002 through 2007. No benefit has been recognized for these net operating loss and state tax credit carryforwards.



F.  LONG-TERM OBLIGATIONS:

Long-term obligations are summarized as follows:

                                         December 25,    December 26,
                                             1993            1992
                                               (In thousands)

         9.82% Senior Notes due 2000      $275,000        $275,000
         Revolving/Term Facility           100,000         150,000
         10.39% Senior Subordinated
           Debentures due 2002              75,000          75,000
         Present value of minimum
           capital lease obligations         9,900           9,900
         Other                               1,000           1,000
                                           -------         -------
                                           460,900         510,900
         Less amounts due within one
           year                                177            -
                                           -------         -------
                                          $460,723        $510,900
                                           =======         =======

IBP's loan agreements contain certain restrictive covenants which, among other things, (1) require the maintenance of a minimum current ratio, adjusted net worth and debt service coverage ratio; (2) provide for a maximum funded debt ratio; and (3) place certain restrictions on the declaration and payment of dividends and similar distributions. As of December 25, 1993, approximately $131 million of stockholders' equity was available for the payment of dividends and other similar distributions.

Aggregate maturities of long-term obligations for each of the five fiscal years subsequent to 1993 are $177,000, $50,188,000, $105,489,000, $55,517,000 and $70,545,000.

Substantially all of the leased assets under capital leases can be purchased by IBP for nominal consideration at the end of the lease terms. Leased assets included with owned property in the consolidated balance sheets consist of:

                                         December 25,    December 26,
                                            1993            1992
                                              (In thousands)
       Land and land improvements         $  8,478        $  8,478
       Buildings and stockyards                331             331
       Equipment                             1,109           1,091
                                           -------          ------
                                             9,918           9,900
       Less accumulated depreciation         2,623           1,995
                                           -------         -------
                                          $  7,295        $  7,905
                                           =======         =======




G.  CAPITAL STOCK AND STOCK PLANS:

The Board of Directors is authorized to issue up to 25,000,000 shares of preferred stock at such time or times, in such series, with such designations, preferences or other special rights as it may determine.

IBP has stock option plans under which incentive and non-qualified stock options may be granted to key employees and directors of IBP and its subsidiaries. As of December 25, 1993, the plans provide for the delivery of up to 3,360,000 shares of common stock upon exercise of options granted at no less than the fair market value of the shares on the date of grant. The options may be granted for terms up to but not exceeding ten years from the date granted.

Stock options under the plan are summarized as follows:

                                  1993         1992         1991
Shares under option,
 at beginning of year          1,511,163     1,411,095    1,743,245
 Granted                         642,197       309,602      317,775
 Exercised                      (275,865)      (99,211)    (511,424)
 Cancelled                       (98,659)     (110,323)    (138,501)
Shares under option,           ---------     ---------    ---------
 at end of year                1,778,836     1,511,163    1,411,095
                               =========     =========    =========

Price range of options          $10 7/8-          $12-     $10 7/8-
 exercised                       24 1/4        18 1/2       16 3/8

Options exercisable,
 at end of year                  606,440       291,677      445,577

Price range per share,              $12-      $10 7/8-     $10 7/8-
 outstanding options                 26        25 7/8       25 7/8


At December 25, 1993 and December 26, 1992, there were 1,585,000 and 141,000 shares, respectively, reserved for future grants.

IBP also has an officer long-term stock plan which provides for awards to key employees of IBP which, subject to certain restrictions, will vest generally after five years (deferral period) resulting in the delivery of shares of common stock. A maximum of 700,000 shares of common stock are available to be awarded under this plan. Initial awards effective in 1992 were made in 1993, totaling approximately 555,000 shares at $16 1/8 per share. Additional grants are awarded to plan participants during the deferral period, pursuant to the deemed dividend reinvestment provisions of the plan.

Shares of common stock to be delivered for approximately 1,360,000 options under the stock option plans must come from shares purchased by IBP in the open market and held in treasury. All other shares of stock to be delivered pursuant to the stock option plans and the officer long-term stock plan may alternatively come from previously authorized but unissued common stock.


H. SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental information on cash payments is presented as follows:

                                    1993         1992         1991
                                            (In thousands)
    Interest, net of amounts
      capitalized                   $44,229      $53,507      $57,853
    Income taxes                     39,797       41,364        5,151



I.  FINANCIAL INSTRUMENTS:

The following methods and assumptions are used in estimating the fair value of each class of the Company's financial instruments at December 25, 1993:

For cash and cash equivalents, short-term investments, accounts receivable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the short-term nature of these instruments.

For securities included in other assets, fair value is based upon quoted market prices for these or similar securities. The carrying amount approximates fair value for these securities.

The fair value of the Company's long-term debt is estimated by discounting the future cash outlays associated with each debt instrument using interest rates currently available to the Company for debt issues with similar terms and remaining maturities.

The estimated fair values of IBP's financial instruments as of December 25, 1993, are as follows:

                                         Carrying        Fair
                                          Amount         Value
                                             (In thousands)
     Long-term debt:
       Current portion                   $    177     $    177
       Noncurrent portion                 460,723      522,695




J.  COMMITMENTS AND CONTINGENCIES:

IBP is involved in numerous disputes incident to the ordinary course of its business. In the opinion of management, any liability for which provision has not been made relative to the various lawsuits, claims and administrative proceedings pending against IBP, including that described below, will not have a material adverse effect on its financial position.

A complaint filed against IBP in April 1988 by the Department of Labor, Wage and Hour Division, in the United States District Court in Kansas seeks injunctive relief and back wages, plus interest, for certain hourly employees of the Company. The case relates to compensation allegedly due for incidental activities of hourly employees before and after regular working hours. In the liability phase of the case, the district judge has ruled that IBP is required to pay back wages for a portion of the incidental activities. An appeal by the Company is in progress. The Company's management believes it has made adequate provision for any liability, the amount of which, if any, will be determined at a later time.


K.  QUARTERLY FINANCIAL DATA (UNAUDITED):

Quarterly results are summarized as follows:
          (In thousands except per share data)

                        First      Second       Third      Fourth
1993                  Quarter     Quarter     Quarter     Quarter       Annual
- ----
Net sales          $2,745,361  $3,042,882  $3,054,184  $2,828,970  $11,671,397
Gross profit           53,885      70,162      72,657      74,391      271,095

Earnings before
 accounting change     12,314      20,496      22,247      22,400       77,457
Net earnings           24,940      20,496      22,247      22,400       90,083
Earnings per share:
 Earnings before
  accounting change       .26         .43         .46         .47         1.62
 Net earnings             .52         .43         .46         .47         1.88
Dividends per share       .05         .05         .05         .05          .20
Market price:
  High                 20 3/8      20 7/8      24 1/8          26
  Low                  17 3/4      17 1/2      19 3/4     24  1/8

1992
- ----
Net sales          $2,652,858  $2,823,808  $2,872,539  $2,779,200  $11,128,405
Gross profit           67,973      57,388      58,309      64,523      248,193
Net earnings           19,408      12,494      13,318      18,396       63,616
Earnings per share        .41         .26         .28         .38         1.34
Dividends per share       .15         .05         .05         .05          .30
Market price:
  High                     18          19          19      20 1/2
  Low                  14 3/8          17      16 1/8      15 7/8





                  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

IBP's financial results in 1993 were very favorable as record levels of net sales, beef production and net earnings were achieved. The 8.7% increase in earnings from operations was brought about primarily by the beef division, reflecting expanding market-ready cattle supplies and strong demand for IBP's products. Meanwhile, the pork division, when measured against industry performance, was very profitable but it did not meet management expectations for return on assets in 1993. A 1.3% decline from 1992 in industry-wide available hogs put significant pressure on profit margins.

According to the United States Department of Agriculture (USDA), U.S. cattle supplies should continue to increase in 1994, while pork supplies will decline through the first half of the year before recovering in the second half of 1994.

IBP's selling prices and the prices it pays for live cattle and hogs are determined by constantly changing market forces of supply and demand, over which IBP has little or no control. Therefore, past results are not necessarily indicative of future performance.

The pork division made some significant changes in 1993 and early in 1994. The division purchased a pork plant in Logansport, Indiana from Wilson Foods late in 1993. This plant purchase, along with an earlier 1993 purchase of a network of hog-buying stations located through the eastern Corn Belt region, will help expand IBP's presence in this area. IBP currently plans to modernize the plant and begin operations in the second half of 1994 or the first half of 1995.

The pork division also announced in January 1994 its tentative decision to close its Perry, Iowa plant which it has operated since 1989. The plant has not been profitable for IBP and may close in April 1994. If the plant closes, the potential adverse impact on 1994 operating earnings is not expected to be significant.

IBP's required adoption of SFAS No. 109, "Accounting for Income Taxes," in the first quarter 1993 added $12.6 million or $.26 per share to 1993 net earnings. This earnings increase was primarily attributable to the adjustment of "pushdown accounting" fixed asset bases resulting from IBP's acquisition in 1981. At the same time, net earnings were reduced by pushdown accounting adjustments, consisting primarily of goodwill amortization and depreciation of the higher values assigned to property, plant and equipment, totaling $10.3 million, $11.2 million and $11.0 million for 1993, 1992 and 1991, respectively.


                        COMPARISON OF 1993 TO 1992

SALES

In 1993, net sales rose 4.9% from 1992 net sales due to increases in the average selling price of beef and pork and in total pounds of beef products sold.

Net export sales continued to grow in 1993, rising 8.2% over 1992 totals. The sales growth was attributable to increased boxed beef and pork sales to Asian countries, Japan in particular. In total, exports accounted for 11.9% of 1993 net sales compared to 11.6% of net sales in 1992.

The USDA predicts U.S. beef exports will improve and pork export demand will remain low in 1994. The USDA cites improving overseas economies and reductions in trade barriers as the main reasons for the expected improvement in beef export demand. Meanwhile, U.S. industry production levels, based upon pounds produced, have remained steady for beef and increased approximately 13% for pork in the last decade.

COST OF PRODUCTS SOLD

The principal factors which caused the 4.8% increase in cost of products sold were increases in the average price paid for hogs and cattle and an increase in pounds of beef products sold. Livestock costs comprised approximately 90% of cost of products sold in 1993 and 1992.

Plant costs were also higher in 1993 than in 1992 due mostly to increased labor and related costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling expense rose 10.2% in 1993 over 1992 due to higher volume-related warehousing and freezing charges and export-related selling expense. General and administrative expense rose 10.1% largely due to increased incentive compensation accruals, a higher bad debt provision and higher corporate consulting expense.

INTEREST EXPENSE

Several factors contributed to the lower net interest expense in 1993 compared to 1992. The expiration of interest rate "collars," 9.9% lower average borrowings outstanding and a lower average rate on the Company's borrowings were the most significant factors involved in the decrease. The decrease in borrowing needs was mainly the result of improved profitability and a reduction in dividends paid.

INCOME TAXES

The principal reason for the higher 1993 income tax provision versus 1992 was the increase in pre-tax earnings.

                     COMPARISON OF 1992 TO 1991

SALES

Net export sales in 1992 increased 37.1% from 1991 and accounted for 11.6% of total net sales. Boxed beef, hides and boxed pork accounted for most of the sales volume while the Far East was the most significant destination for export products. Export market growth was achieved in the Americas and Europe as well.

COST OF PRODUCTS SOLD

The cost of products sold was 6.2% higher in 1992 than in 1991. Cattle supplies were relatively flat in relation to the prior year while hog supplies were higher in 1992 than in 1991. The more plentiful hog supplies brought the average price paid for live hogs down in 1992 versus 1991, reducing somewhat the impact of the increase in cost of products sold.




SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

The increase in selling, general and administrative expense in 1992 over 1991 was attributable primarily to increased accruals for earnings-based bonuses and higher volume-related selling expense.

INTEREST EXPENSE

The 10.9% decrease in interest incurred in 1992 versus 1991 resulted from a 5.9% reduction in average borrowings and a half-point decrease in IBP's effective interest rate. The lower borrowings in 1992 were due in part to improved profitability and a reduced dividend rate while the lower 1992 effective interest rate was reflective of the general market interest rate trend.

INCOME TAXES

The higher income tax provision in 1992 compared to 1991 was principally due to the increase in pre-tax earnings.


LIQUIDITY AND CAPITAL RESOURCES

The meat processing industry is characterized by high working capital requirements. This is due largely to statutory provisions that generally provide for prompt payment for livestock, while it takes IBP on average about one week to turn its inventory and 14 to 15 days to convert its trade receivables to cash. These factors, combined with fluctuations in production levels, selling prices and prices paid for livestock can impact cash requirements substantially on a day-to-day basis. Accordingly, the current revolving credit facilities (more fully described in Note C to the consolidated financial statements) provide IBP with same-day access to $375 million in potential borrowings. At December 25, 1993, the unused portion of the credit line was $275 million.

Although IBP has significant working capital requirements, its accounts receivable and inventories are highly liquid, characterized by rapid turnover. The following are key indicators relating to IBP's working capital and asset-based liquidity:

                                       December 25,   December 26,
                                           1993           1992
   Working capital (in thousands)        $336,668       $329,727
   Current ratio                           1.92:1         1.89:1
   Quick ratio                             1.29:1         1.27:1
   Number of days' sales in
     accounts receivable                     15.4           14.8
   Inventory turnover                        51.1           50.7


Capital expenditures in 1993 and 1992 totaled $59.6 million and $35.5 million, respectively. The increased 1993 spending was due in part to the purchase of a pork plant in Logansport, Indiana and to several plant capacity expansions. Capital spending is expected to be $90 to $100 million for 1994, which management intends to fund from operating cash flows and available debt facilities.



IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

Effective December 27, 1992, the Company adopted SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." Adoption of this new standard had no impact on the Company because IBP does not provide programs for Company-funded postretirement benefits.


STOCKHOLDERS AND MARKET DATA

IBP's common shares were held by approximately 11,000 stockholders of record at year-end 1993. The common stock is traded on the New York, Midwest, Philadelphia and Pacific Stock Exchanges.





                                    IBP, inc. AND SUBSIDIARIES

                                      Fiscal Year Ended
                ----------------------------------------------------------
                December      December    December     December   December
                   25,           26,         28,          29,        30,
                    1993        1992        1991         1990       1989
OPERATIONS:     ----------- -----------  ----------- ----------- ---------

 Net sales      $11,671,397 $11,128,405  $10,387,686 $10,185,255 $9,128,596
 Gross profit       271,095     248,193      145,072     220,278    189,968
 Selling,
  general and
  administrative
  expense            96,626      87,751       84,002      95,578     86,696
 Earnings from
  operations        174,469     160,442       61,070     124,700    103,272
 Interest, net      (43,212)    (51,826)     (58,817)    (48,973)   (48,047)
 Earnings before
  income taxes,
  accounting
  change and
  extraordinary
  item              131,257     108,616        2,253     75,727      55,225
 Income taxes        53,800      45,000          900     27,400      19,900
 Accounting
  change (1)          12,626      -              -         -           -
 Extraordinary
  loss                  -         -              -       (5,980)       -
 Net earnings         90,083     63,616        1,353     42,347      35,325

PER SHARE DATA:

 Earnings per
   share:
  Earnings before
   accounting
   change and
   extraordinary
   item                $1.62      $1.34         $.03      $1.01        $.74
 Accounting change       .26        -            -          -           -
 Extraordinary loss      -          -            -         (.12)        -
 Net earnings           1.88       1.34          .03        .89         .74
 Dividends per share     .20        .30          .60        .60         .60


FINANCIAL CONDITION:

 Working capital  $  336,668 $  329,727   $  238,163  $  234,441 $  182,419
 Total assets      1,538,907  1,499,427    1,450,480   1,524,615  1,352,919
 Long-term
  obligations        460,723    510,900      509,901     507,028    416,296
 Stockholders'
  equity             612,796    534,077      482,643     511,295    497,291


(1)Cumulative effect of change in accounting for income taxes.




EXHIBIT 21


SUBSIDIARIES OF IBP, inc.
December 25, 1993

IBP Foreign Sales Corporation
IBP Hog Markets, Inc.
IBP International
IBP International, Inc. Asia*
IBP International, Inc. Europe*
IBP Leasing Corporation of Nebraska
IBP Properties, Inc.
IBP of Wisconsin, inc.
IBP Service Center Corp.
PBX, inc.
Rural Energy Systems, Inc.
Texas Transfer, Inc.

_______________________
*Stock is 100% owned by IBP International, Inc.



EXHIBIT 23


CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-19441 and 33-51903) relating to the IBP 1987 and 1993 Stock Option Plans of our report dated February 4, 1994 appearing on page 8 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 16 of this Form 10-K.


PRICE WATERHOUSE

/s/Price Waterhouse
Chicago, Illinois
March 23, 1994