Form 10-Q
period 1994-03-26
IBP INC
filed 1994-05-09
CIK 52477

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




                     _________________________


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
             For the 13 weeks ended March 26, 1994


                               OR


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 1-6085


                     _________________________

                             IBP, inc.
                     a Delaware Corporation
          I.R.S. Employer Identification No. 42-0838666


                            IBP Avenue
                       Post Office Box 515
                   Dakota City, Nebraska 68731
                      Telephone 402-494-2061


                     _________________________


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                      YES [X]      NO [ ]


      As of May 5, 1994, the registrant had outstanding
47,444,688 shares of its common stock ($.05 par value).





                PART I. FINANCIAL INFORMATION

                 IBP, inc. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands)

                                               March 26,    December 25,
                                                 1994           1993
                                              (Unaudited)
ASSETS

  CURRENT ASSETS:
    Cash and temporary investments            $   15,331      $   25,196
    Accounts receivable, less allowance for
      doubtful accounts of $4,341 and $4,198     471,350         449,570
    Inventories (Note B)                         210,404         191,716
    Deferred income tax benefits
      and prepaid expenses                        37,494          36,839
                                                --------        --------
      TOTAL CURRENT ASSETS                       734,579         703,321


  Property, plant and equipment,
    less accumulated depreciation
    of $518,749 and $507,265                     593,657         588,781
  Goodwill, net of accumulated amortization
    of $97,194 and $95,244                       221,528         222,794
  Other assets                                    23,679          24,011
                                               ---------       ---------
                                              $1,573,443      $1,538,907
                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts and notes payable                $  203,061      $  178,865
    Other current liabilities                    193,212         187,788
                                               ---------       ---------
      TOTAL CURRENT LIABILITIES                  396,273         366,653

  Long-term debt and capital lease
    obligations                                  448,177         460,723
  Deferred income taxes and other
    liabilities                                   99,198          98,735

  STOCKHOLDERS' EQUITY:
    Common stock at par value                      2,375           2,375
    Additional paid-in capital                   441,516         441,959
    Retained earnings                            187,172         168,695
    Treasury stock                                (1,268)           (233)
                                               ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY                 629,795         612,796
                                               ---------       ---------
                                              $1,573,443      $1,538,907
                                               =========       =========



See accompanying notes to consolidated condensed financial statements.

                           IBP, inc. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                       (In thousands except per share data)


                                                    13 Weeks Ended
                                              March 26,       March 27,
                                                1994            1993


      Net sales                              $2,819,353      $2,745,361
      Cost of products sold                   2,750,073       2,691,476
                                              ---------       ---------
      Gross profit                               69,280          53,885

      Selling, general and
        administrative expense                   25,378          22,477
                                              ---------       ---------
      EARNINGS FROM OPERATIONS                   43,902          31,408

      Interest expense, net                       9,852          11,094
                                              ---------       ---------
      Earnings before income taxes
        and cumulative effect of
        accounting change                        34,050          20,314

      Income tax expense                         13,200           8,000
                                              ---------       ---------
      Earnings before cumulative
        effect of accounting change              20,850          12,314
      Cumulative effect of change in
        the method of accounting for
        income taxes                               -             12,626
                                              ---------       ---------
      NET EARNINGS                           $   20,850      $   24,940
                                              =========       =========
      EARNINGS PER SHARE:
        Earnings before cumulative
          effect of accounting change             $ .43           $ .26
        Cumulative effect of
          accounting change                         .-              .26
                                                   ----            ----
        Net earnings                              $ .43           $ .52
                                                   ====            ====
      Dividends per share                         $ .05           $ .05
                                                   ====            ====
      Average common and common
        equivalent shares                        48,034          47,868
                                                 ======          ======



   See accompanying notes to consolidated condensed financial statements.

                             IBP, inc. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                 13 Weeks Ended
                                           March 26,       March 27,
                                             1994            1993
                                               Inflows (outflows)



   NET CASH FLOWS USED IN OPERATING
     ACTIVITIES                            $ (78,426)      $ (97,026)
                                            --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (17,705)        (11,104)
  Other investing activities, net                202             128
    Net cash flows used in investing        --------        --------
      activities                             (17,503)        (10,976)
                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term revolving
    credit borrowings                         35,000          80,954
  Net change in checks in process
    of clearance                              54,967          28,891
  Dividends paid                              (2,374)         (2,375)
  Other financing activities, net             (1,529)           (366)
    Net cash flows provided by               -------         -------
      financing activities                    86,064         107,104

Net decrease in cash and
  cash equivalents                            (9,865)           (898)

Cash and cash equivalents at beginning
  of period                                   25,196          25,029
                                             -------         -------
Cash and cash equivalents at end of
  period                                   $  15,331        $ 24,131
                                             =======         =======


SUPPLEMENTAL INFORMATION:
  Cash payments during the periods for:
    Interest, net of amounts capitalized     $18,758         $19,923
    Income taxes, net of refunds received       (558)          3,300

  Depreciation and amortization expense       14,518          15,194



See accompanying notes to consolidated condensed financial statements.

                      IBP, inc. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


A.    GENERAL

      The consolidated condensed balance sheet of IBP, inc. and subsidiaries ("IBP") at December 25, 1993 has been taken from audited financial statements at that date and condensed. All other consolidated condensed financial statements contained herein have been prepared by IBP and are unaudited. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K for the year ended December 25, 1993.

      In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring
      adjustments,  necessary  to  present  fairly  the   financial
      position of IBP, inc. and its subsidiaries as of March 26, 1994 and December 25, 1993, and the results of its operations and its cash flows for the periods presented herein.

B.    OTHER

      IBP's interim operating results may be subject to substantial fluctuations which do not necessarily occur or recur on a seasonal basis. Such fluctuations are normally caused by competitive and other conditions in the cattle and hog markets over which IBP has little or no control. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results to be attained for the full fiscal year.

C.    INVENTORIES

      Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:


                             March 26,    December 25,
                               1994           1993
                                (In thousands)

                Beef         $134,690        $119,001
                Pork           26,347          23,652
                Supplies       49,367          49,063
                              -------         -------
                             $210,404        $191,716
                              =======         =======

                     IBP, inc. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


D.    COMMITMENTS AND CONTINGENCIES

      IBP is involved in various disputes incident to the ordinary course of its business. In the opinion of management, any liability for which provision has not been made relative to the various lawsuits, claims and administrative proceedings pending against IBP, including that described below, should not have a material adverse effect on its financial position.

      A complaint filed against IBP in April 1988 by the Department of Labor, Wage and Hour Division, in the United States District Court in Kansas seeks injunctive relief and back wages, plus interest, for certain employees of the Company. The case relates to compensation allegedly due for incidental activities of hourly employees before and after regular working hours. In the liability phase of the case, the district judge ruled that IBP is required to pay back wages for a portion of the incidental activities. An appeal by the Company is in progress. The Company's management believes it has made adequate provision for any liability, the amount of which, if any, will be determined at a later time.

               MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS

     IBP experienced a strong operating performance in the first quarter 1994 versus the year-earlier period, recognizing higher net sales, earnings from operations and pre-tax earnings. Gross profit, measured as a percentage of net sales, improved to 2.5% in the first quarter 1994 compared to 2.0% in the first quarter 1993. Production efficiencies and relatively stable market and weather conditions contributed to the stronger performance.

     IBP's required adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in the first quarter 1993 added $12.6 million or $.26 per share to prior year net earnings. This earnings increase was primarily attributable to the adjustment of "pushdown accounting" fixed asset bases resulting from IBP's acquisition in 1981. At the same time, year-to-date 1994 and 1993 net earnings were reduced by recurring pushdown accounting adjustments, consisting primarily of goodwill amortization and depreciation of the higher values assigned to property, plant and equipment, totaling $2.4 million or $.05 per share in 1994 and $2.8 million or $.06 per share in the 13 weeks ended March 1993. These adjustments had no impact on cash flow.

     The Company recently reached a labor agreement at its Amarillo, Texas, beef plant with the Teamsters union. The two parties negotiated a four-year contract which will expire in 1998. IBP also recently entered into a five-year contract with the United Food and Commercial Workers union representing hourly employees at its Perry, Iowa pork plant.

     SALES

     Net sales increased 2.7% in the first quarter 1994 compared to the same 1993 period. An increase in pounds of products sold more than offset a decrease in the average price of products sold. Net export sales in the first quarter 1994 increased 12.7% from the first quarter 1993 and accounted for 12.3% of total net sales. Export growth was primarily attributable to increased red meat and hide sales to destinations in the Far East.

     COST OF PRODUCTS SOLD

     The 2.2% increase in cost of products sold in the first quarter 1994 over 1993 was due primarily to the overall increase in pounds of products sold. In addition, plant costs rose in the thirteen-week period ended March 1994 versus 1993 due partially to the higher production volumes and partially to higher labor costs related to expanded value-added processing.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     The 12.9% increase in the first quarter 1994 versus the first quarter 1993 resulted chiefly from higher accruals for earnings-based and stock-based compensation expense and higher freezing and warehousing expense related to the increase in pounds of products sold.

     INTEREST EXPENSE

     The lower first quarter 1994 net interest expense compared to the same period in 1993 was due mainly to reduced average borrowings in the first quarter 1994 versus 1993. Also, the higher first quarter 1993 expense included payments on interest rate collars which expired later in 1993.

     INCOME TAXES

     The increase in pre-tax earnings was the primary factor in the higher first quarter 1994 income tax provision compared to the first quarter 1993.


FINANCIAL CONDITION

     Total outstanding borrowings averaged $480 million in the first three months of 1994 compared to $563 million in the comparable 1993 period. The $83 million reduction in average borrowings was primarily the result of continued earnings strength and other positive operating cash flows. Short-term borrowings outstanding at March 26, 1994, excluding $100 million classified as long-term debt, totaled $35 million with available unused credit capacity of $255 million.

                   PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

      (a) See Exhibit 11, statement regarding computation of earnings per share.

      (b) No reports on Form 8-K were filed by the Company during the quarter ended March 26, 1994.

Exhibit 11
                     IBP, inc. AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER SHARE

                (In thousands except per share data)


                                             13 Weeks Ended
                                        March 26,       March 27,
                                          1994            1993


Earnings before cumulative effect
  of accounting change                   $20,850         $12,314
Cumulative effect of accounting change      -             12,626
                                          ------          ------
Net earnings                             $20,850         $24,940
                                          ======          ======


PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares outstanding     47,462          47,496
  Dilutive effect of shares under
    employee stock plans                     572             372
                                          ------          ------
  Common and common equivalent shares     48,034          47,868
                                          ======          ======
Earnings before cumulative effect
  of accounting change                     $ .43           $ .26
Cumulative effect of accounting change       -               .26
                                            ----            ----
Primary earnings per share                 $ .43           $ .52
                                            ====            ====


FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares outstanding     47,462          47,496
  Dilutive effect of shares under
    employee stock plans                     580             379
                                          ------          ------
  Common and common equivalent shares     48,042          47,875
                                          ======          ======
Earnings before cumulative effect
  of accounting change                     $ .43           $ .26
Cumulative effect of accounting change       -               .26
                                            ----            ----
Fully-diluted earnings per share           $ .43           $ .52
                                            ====            ====

                              SIGNATURES


      Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           IBP, inc.
                                         (Registrant)




     May 9, 1994                  /s/   Robert L. Peterson
         Date                     Robert L. Peterson
                                  Chairman of the Board, President
                                     and Chief Executive Officer



                                  /s/   Lonnie O. Grigsby
                                  Lonnie O. Grigsby
                                  Executive Vice President
                                     Finance and Administration



                                  /s/   Craig J. Hart
                                  Craig J. Hart
                                  Controller