Form 10-Q
period 1994-06-25
IBP INC
filed 1994-08-09
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q



                     __________________________


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
               For the 26 weeks ended June 25, 1994

                                 OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 1-6085


                     __________________________



                            IBP, inc.
                     a Delaware Corporation
          I.R.S. Employer Identification No. 42-0838666


                           IBP Avenue
                       Post Office Box 515
                   Dakota City, Nebraska 68731
                     Telephone 402-494-2061


                     __________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
                        YES [X]    NO [ ]

     As of August 2, 1994, the registrant  had  outstanding
47,462,920  shares   of   its   common  stock   ($.05 par value).







                     PART I.  FINANCIAL INFORMATION

                        IBP, inc. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In thousands)

                                                 June 25,    December 25,
                                                   1994          1993
                                               (Unaudited)

ASSETS

  CURRENT ASSETS:
    Cash and temporary investments              $   16,696    $    25,196
    Accounts receivable, less allowance for
      doubtful accounts of $5,461 and $4,198       529,502        449,570
    Inventories  (Note C)                          222,892        191,716
    Deferred income tax benefit and
      prepaid expenses                              37,671         36,839
                                                 ---------      ---------
       TOTAL CURRENT ASSETS                        806,761        703,321

  Property, plant and equipment,
    less accumulated depreciation
    of $537,385 and $507,265                       617,827        588,781
  Goodwill, net of accumulated amortization
    of $99,144 and $95,244                         219,577        222,794
  Deferred income tax benefit and other assets      23,191         24,011
                                                 ---------      ---------
                                                $1,667,356     $1,538,907
                                                 =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts and notes payable                  $  251,437     $  178,865
    Other current liabilities                      212,127        187,788
                                                 ---------      ---------
       TOTAL CURRENT LIABILITIES                   463,564        366,653

  Long-term debt and capital lease
    obligations                                    435,631        460,723
  Deferred income taxes and other
    liabilities                                    106,722         98,735

  STOCKHOLDERS' EQUITY:
    Common stock at par value                        2,375          2,375
    Additional paid-in capital                     440,622        441,959
    Retained earnings                              219,265        168,695
    Treasury stock                                    (823)          (233)
                                                 ---------      ---------
       TOTAL STOCKHOLDERS' EQUITY                  661,439        612,796
                                                 ---------      ---------
                                                $1,667,356     $1,538,907
                                                 =========      =========

  See accompanying notes to consolidated condensed financial statements.

                        IBP, inc. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                (Unaudited)

               (Amounts in thousands except per share data)


                              13 Weeks Ended            26 Weeks Ended
                           June 25,    June 26,      June 25,    June 26,
                             1994        1993          1994        1993

Net sales                 $3,040,077  $3,042,882    $5,859,430  $5,788,243
Cost of products sold      2,945,500   2,975,843     5,698,951   5,669,906
                           ---------   ---------     ---------   ---------
Gross profit                  94,577      67,039       160,479     118,337

Selling, general and
  administrative expense      27,091      21,348        49,091      41,238
                           ---------   ---------     ---------   ---------
EARNINGS FROM OPERATIONS      67,486      45,691       111,388      77,099

Interest expense, net         10,520      11,395        20,372      22,489
                           ---------   ---------     ---------   ---------
Earnings before income
  taxes and cumulative
  effect of accounting
  change                      56,966      34,296        91,016      54,610

Income tax expense            22,500      13,800        35,700      21,800
                           ---------   ---------     ---------   ---------
Earnings before cumulative
  effect of accounting
  change                      34,466      20,496        55,316      32,810
Cumulative effect of
  change in method of
  accounting for income
  taxes                         -           -             -         12,626
                           ---------   ---------     ---------   ---------
NET EARNINGS              $   34,466  $   20,496    $   55,316  $   45,436
                           =========   =========     =========   =========
EARNINGS PER SHARE:
  Earnings before cumulative
   effect of accounting
   change                      $ .72       $ .43         $1.15       $ .69
  Cumulative effect of
   accounting change              -           -             -          .26
                                ----        ----          ----        ----
  Net earnings                 $ .72       $ .43         $1.15       $ .95
                                ====        ====          ====        ====

Dividends per share            $ .05       $ .05         $ .10       $ .10
                                ====        ====          ====        ====
Average common and common
   equivalent shares          48,035      47,864        48,022      47,861
                              ======      ======        ======      ======

See accompanying notes to consolidated condensed financial statements.

                        IBP, inc. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                              (In thousands)


                                                    26 Weeks Ended
                                               June 25,        June 26,
                                                 1994            1993
                                                 Inflows  (outflows)

NET CASH FLOWS USED IN OPERATING ACTIVITIES   $ (42,142)      $(109,364)
                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (37,766)        (20,613)
  Purchase of subsidiary, net of
    cash acquired                               (20,595)            -
  Other investing activities, net                (1,032)            762
    Net cash flows used in investing           --------        --------
      activities                                (59,393)        (19,851)
                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term revolving
    credit borrowings                            25,000          84,872
  Net change in checks in process of
    clearance                                    75,629          40,177
  Dividends paid                                 (4,749)         (4,749)
  Other financing activities, net                (2,845)           (687)
    Net cash flows provided by                 --------        --------
      financing activities                       93,035         119,613
                                               --------        --------
Net decrease in cash and
  cash equivalents                               (8,500)         (9,602)

Cash and cash equivalents at beginning
  of period                                      25,196          25,029

Cash and cash equivalents at end of            --------         -------
  period                                      $  16,696        $ 15,427
                                               ========         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized      $  20,062        $ 22,883
    Income taxes, net of refunds received        26,767          22,094

  Depreciation and amortization expense          29,628          29,581


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

     In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP, inc. and its subsidiaries at June 25, 1994 and December 25, 1993, and the results of its operations and its cash flows for the periods presented herein.

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


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                           June 25,        December 25,
                             1994              1993
                                (In thousands)

             Beef         $147,366           $119,001
             Pork           28,216             23,652
             Supplies       47,310             49,063
                           -------            -------
                          $222,892           $191,716
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     Increased supplies of market-ready livestock and improved production efficiencies helped IBP to a strong earnings performance in the second quarter 1994. Gross profit, measured as a percentage of net sales, improved to 3.1% in the second quarter 1994 compared to 2.2% in the second quarter 1993. For the six months ended June 25, 1994, gross profit measured 2.7% versus 2.0% in the first half of 1993.

     IBP's required adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in the first quarter 1993 added $12.6 million or $.26 per share to prior year net earnings. This earnings increase was primarily attributable to the adjustment of "pushdown accounting" fixed asset bases resulting from IBP's acquisition in 1981. At the same time, year-to-date 1994 and 1993 net earnings were reduced by recurring pushdown accounting adjustments, consisting primarily of goodwill amortization and depreciation of the higher values assigned to property, plant and equipment, totaling $4.9 million or $.10 per share in 1994 and $5.3 million or $.11 per share in the 26 weeks ended June 1993. These adjustments had no impact on cash flow.

     IBP continued to move into new value-added areas during the second quarter. The company completed its acquisition of the meats business of International Multifoods Corporation. The purchase includes a plant in New Mexico which produces prepared meats for sale to the food service industry.

     In addition, operations began at IBP's ham plant in Council
Bluffs, Iowa, in June 1994. This new facility, located adjacent to IBP's pork plant, processes, cooks and packages retail and deli hams. These products are then marketed and distributed by Doskocil, Inc.

     SALES

     Net sales in the second quarter 1994 were virtually unchanged from the second quarter 1993 as a decrease in the average price of products sold slightly overrode an increase in pounds of products sold. Through six months, the 1.2% increase in net sales resulted primarily from an increase in pounds of products sold.

     Net export sales in the second quarter 1994 decreased 3.3% from the second quarter 1993 despite a 4.0% increase in pounds of export products sold. Year-to-date 1994 net export sales were 4.0% ahead of comparable 1993 net export sales, brought about by a 6.1% increase in pounds of export products sold. Year-to-date 1994 net export sales through June accounted for 12.0% of total net sales versus 12.1% through the same 1993 period.

     COST OF PRODUCTS SOLD

     The cost of products sold in the quarter and six months ended June 1994 decreased 1.0% and .5% from costs incurred in the respective 1993 periods. For both comparison periods, a reduction in the overall average cost of livestock purchased more than offset the effect of an increase in pounds of products sold and increases in volume-related plant costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     The primary components of increased selling, general and administrative expense in the 1994 second quarter and year-to-date period ended June versus 1993 were higher accruals for incentive compensation based upon earnings and pounds of products sold, outside legal costs and bad debt expense.

     INTEREST EXPENSE

     The reductions in net interest expense in the quarterly and six-month periods ended June 1994 compared to the same 1993 periods were primarily attributable to reduced average borrowings outstanding. Outstanding borrowings averaged $97 million less in the first half of 1994 compared to 1993 due to sustained earnings strength and other positive operating cash flows.

     INCOME TAXES

     The higher quarterly and year-to-date 1994 income tax provisions through June versus 1993 resulted predominantly from the increases in pre-tax earnings.

FINANCIAL CONDITION

     Total outstanding borrowings averaged $488 million in the first six months of 1994 compared to $585 million in the comparable 1993 period. Short-term borrowings outstanding at June 25, 1994, excluding $75 million classified as long-term debt, totaled $25 million with available unused credit capacity of $265 million.

     Year-to-date capital expenditures through June 1994 totaled $37.8 million compared to $20.6 million in the first half of 1993. Spending for the ham processing plants at Council Bluffs, Iowa, and Madison, Nebraska, and plant expansion projects at other locations contributed to the increase.

                     PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


(a) The annual meeting of stockholders of IBP, inc. was held on April 14, 1994, in Dakota City, Nebraska.

(c)  The following matters were voted upon at the annual meeting:

     (i)    The election of the members of the Board of Directors:

                    John S. Chalsty
                         Votes for:        39,806,194
                         Votes withheld:      209,452

                    Alec P. Courtelis
                         Votes for:        39,801,123
                         Votes withheld:      214,523

                    Dr. Wendy L. Gramm
                         Votes for:        39,302,456
                         Votes withheld:      713,190

                    Eugene D. Leman
                         Votes for:        39,727,227
                         Votes withheld:      288,419

                    Robert L. Peterson
                         Votes for:        39,728,220
                         Votes withheld:      287,426

                    JoAnn R. Smith
                         Votes for:        39,306,529
                         Votes withheld:      709,117

                    Dale C. Tinstman
                         Votes for:        39,804,795
                         Votes withheld:      210,851

     (ii) Performance-Based Compensation of the Chief Executive Officer and Chairman of the Board. Reduction of the salary of the Chief Executive Officer and Chairman to one million dollars in 1994, and a bonus for 1994, payable in 1995, calculated at 1.3 percent of the first one hundred million dollars of operating earnings plus
           1.0 percent of any excess over one hundred million dollars of operating earnings in order to obtain deductibility under Section 162 (m) of the Internal Revenue Code.

                         Votes for -    36,300,068
                         Votes against - 2,960,595
                         Votes abstained - 754,967

     (iii) Amendment to the IBP Officer Long-Term Stock Plan. Amendment of the Officer Long-Term Stock plan to allow participating officers to make an irrevocable election to defer a cash equivalent that equals the number of shares to be received by the officer under the plan multiplied by the closing price of IBP stock on the date the shares are to be received by the officer with the elections to defer occuring prior to the officer rendering services for which the shares are earned and with deferrals credited to the officer's account in the IBP Retirement Income Plan.

                       Votes for -    38,744,298
                       Votes against -   477,052
                       Votes abstained - 394,279

     (iv)  Amendment to the IBP 1993 Stock Option Plan.
           Amendment to the 1993 Stock Option plan to limit the maximum number of options that may be awarded to any individual participant in one year to 30,000 shares of common stock in order to optimize the federal corporate income tax deductibility for compensation granted under the plan by satisfying the requirements of Section 162 (m) of the Internal Revenue Code.

                       Votes for -    38,639,511
                       Votes against -   929,897
                       Votes abstained - 446,221

Item 6.  Exhibits and Reports on Form 8-K

(a) See Exhibit 11, statement regarding computation of earnings per share.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 25, 1994.

EXHIBIT 11


                        IBP, inc. AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Amounts in thousands except per share data)

                                      13 Weeks Ended      26 Weeks Ended
                                    June 25,  June 26,  June 25,  June 26,
                                      1994      1993      1994      1993
Earnings before cumulative effect
  of accounting change              $34,466   $20,496   $55,316   $32,810
Cumulative effect of accounting
  change                               -         -         -       12,626
                                     ------    ------    ------    ------
Net earnings                        $34,466   $20,496   $55,316   $45,346
                                     ======    ======    ======    ======
PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding                        47,441    47,494    47,452   47,495
  Dilutive effect of shares under
    employee stock plans                  594       370       570      366
                                       ------    ------    ------   ------
Common and common equivalent shares    48,035    47,864    48,022   47,861
                                       ======    ======    ======   ======

Earnings before cumulative effect
  of accounting change                  $ .72     $ .43     $1.15    $ .69
Cumulative effect of accounting
  change                                   -         -         -       .26
                                         ----      ----      ----     ----
Primary earnings per share              $ .72     $ .43     $1.15    $ .95
                                         ====      ====      ====     ====

FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding per above              47,441    47,494    47,452   47,495
  Dilutive effect of shares under
    employee stock plans                  638       468       643      468
                                       ------    ------    ------   ------
Common and common equivalent shares    48,079    47,962    48,095   47,963
                                       ======    ======    ======   ======

Earnings before cumulative effect
  of accounting change                  $ .72     $ .43     $1.15    $ .69
Cumulative effect of accounting
  change                                   -         -         -       .26
                                         ----      ----      ----     ----
Fully-diluted earnings per share        $ .72     $ .43     $1.15    $ .95
                                         ====      ====      ====     ====

                           SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               IBP, inc.
                                            (Registrant)



Date    August 8, 1994             /s/   Robert L. Peterson
                                   Robert L. Peterson
                                   Chairman of the Board, President
                                     and Chief Executive Officer



                                   /s/   Lonnie O. Grigsby
                                   Lonnie O. Grigsby
                                   Executive Vice President
                                     Finance and Administration



                                   /s/   Craig J. Hart
                                   Craig J. Hart
                                   Controller