Form 10-Q
period 1994-09-24
IBP INC
filed 1994-11-07
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q



                     __________________________


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
             For the 39 weeks ended September 24, 1994

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

     As of November 1, 1994, the registrant had outstanding
47,440,430 shares of its common stock ($.05 par value).











                       PART I.  FINANCIAL INFORMATION

                         IBP, inc. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In thousands)

                                               September 24, December 25,
                                                   1994          1993
                                               (Unaudited)

ASSETS

  CURRENT ASSETS:
    Cash and temporary investments              $   16,152     $   25,196
    Accounts receivable, less allowance for
      doubtful accounts of $4,999 and $4,198       523,650        449,570
    Inventories (Note C)                           234,604        191,716
    Deferred income tax benefit and
      prepaid expenses                              36,351         36,839
                                                 ---------      ---------
        TOTAL CURRENT ASSETS                       810,757        703,321

  Property, plant and equipment,
    less accumulated depreciation
    of $546,174 and $507,265                       627,076        588,781
  Goodwill, net of accumulated amortization
    of $101,107 and $95,244                        217,615        222,794
  Other assets                                      23,352         24,011
                                                 ---------      ---------
                                                $1,678,800     $1,538,907
                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts and notes payable                  $  188,962     $  178,865
    Other current liabilities                      239,984        187,788
                                                 ---------      ---------
      TOTAL CURRENT LIABILITIES                    428,946        366,653

  Long-term debt and capital lease
    obligations                                    435,584        460,723
  Deferred income taxes and other
    liabilities                                    107,400         98,735

  STOCKHOLDERS' EQUITY:
    Common stock at par value                        2,375          2,375
    Additional paid-in capital                     439,680        441,959
    Retained earnings                              266,046        168,695
    Treasury stock                                  (1,231)          (233)
                                                 ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY                   706,870        612,796
                                                 ---------      ---------
                                                $1,678,800     $1,538,907
                                                 =========      =========


  See accompanying notes to consolidated condensed financial statements.

                         IBP, inc. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (Unaudited)

                (Amounts in thousands except per share data)


                             13 Weeks Ended              39 Weeks Ended
                      September 24, September 25, September 24, September 25,
                          1994          1993          1994          1993

Net sales               $2,982,479    $3,054,184    $8,841,909    $8,842,427
Cost of products sold    2,865,992     2,984,952     8,564,943     8,654,858
                         ---------     ---------     ---------     ---------
Gross profit               116,487        69,232       276,966       187,569

Selling, general and
  administrative
  expense                   25,254        21,387        74,345        62,625
                         ---------     ---------     ---------     ---------
EARNINGS FROM OPERATIONS    91,233        47,845       202,621       124,944

Interest expense, net        9,178        10,598        29,550        33,087
                         ---------     ---------     ---------     ---------
Earnings before income
  taxes and cumulative
  effect of accounting      82,055        37,247       173,071        91,857
  change

Income tax expense          32,900        15,000        68,600        36,800
                         ---------     ---------     ---------     ---------
Earnings before cumulative
  effect of accounting
  change                    49,155        22,247       104,471        55,057
Cumulative effect of
  change in method of
  accounting for income
  taxes                       -             -             -           12,626
                         ---------     ---------     ---------     ---------
NET EARNINGS            $   49,155    $   22,247    $  104,471    $   67,683
                         =========     =========     =========     =========
EARNINGS PER SHARE:
  Earnings before cumulative
   effect of accounting
   change                    $1.02         $ .46         $2.17         $1.15
  Cumulative effect of
   accounting change            -             -              -           .26
                              ----          ----          ----          ----
  Net earnings               $1.02         $ .46         $2.17         $1.41
                              ====          ====          ====          ====

Dividends per share          $ .05         $ .05         $ .15         $ .15
                              ====          ====          ====          ====
Average common and common
   equivalent shares        48,146        47,969        48,050        47,882
                            ======        ======        ======        ======

See accompanying notes to consolidated condensed financial statements.

                        IBP, inc. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                              (In thousands)

                                                     39 Weeks Ended
                                             September 24,   September 25,
                                                 1994            1993
                                                 Inflows  (outflows)

NET CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                          $  48,222       $ (69,047)
                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                          (64,588)        (31,070)
  Payment for stock of new subsidiary,
    net of cash acquired                          (20,595)        (14,043)
  Other investing activities, net                    (449)            886
    Net cash flows used in investing             --------        --------
      activities                                  (85,632)        (44,227)
                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in checks in process of
    clearance                                      64,872          29,939
  Payments of long-term debt                      (25,131)           -
  Dividends paid                                   (7,122)         (7,124)
  Increase in short-term revolving
    credit borrowings                                -             81,928
  Other financing activities, net                  (4,253)         (1,487)
    Net cash flows provided by                   --------        --------
      financing activities                         28,366         103,256
                                                 --------        --------
Net change in cash and
  cash equivalents                                 (9,044)        (10,018)

Cash and cash equivalents at beginning
  of period                                        25,196          25,029
                                                 --------        --------
Cash and cash equivalents at end of
  period                                        $  16,152       $  15,011
                                                 ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized          $38,410         $42,560
    Income taxes                                   38,123          35,371
  Depreciation and amortization expense            44,723          44,083


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

     In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP, inc. and its subsidiaries as of September 24, 1994 and December 25, 1993, and the results of its operations and its cash flows for the periods presented herein.

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


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                         September 24,     December 25,
                             1994              1993
                                (In thousands)

             Beef          $159,652          $119,001
             Pork            27,437            23,652
             Supplies        47,515            49,063
                            -------           -------
                           $234,604          $191,716
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


     A complaint filed against IBP in April 1988 by the Department of Labor, Wage and Hour Division, in the United States District Court in Kansas seeks injunctive relief and back wages, plus interest, for certain hourly employees of the Company. The case relates to compensation allegedly due for incidental activities of hourly employees before and after
     regular working hours.   On October 25, 1994, the Tenth
     Circuit Court of Appeals affirmed the lower court's decision that certain incidental activities of hourly employees should be considered compensable time, and that IBP be required to pay restitution for the years involved. The case has been remanded back to the United States District Court for the District of Kansas for a determination on the nature and extent of the damage claim, if any, that may exist.

               MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS

     A combination of plentiful livestock supplies and continued strong demand for IBP's products created favorable margins that brought 1994 third quarter and year-to-date net earnings to record levels. The previous quarterly and nine-month highs were $34.5 million earned in the second quarter 1994 and $67.7 million earned through nine months in 1993. Gross profit, measured as a percentage of net sales, improved to 3.9% in the third quarter 1994 compared to 2.3% in the third quarter 1993. For the nine months ended September, gross profit measured 3.1% in 1994 versus 2.1% in 1993.

     The company announced the acquisition of Lakeside Farm
Industries, Ltd. (Lakeside), a diversified Canadian agribusiness with annual sales of approximately $500 million (U.S. dollars) and 660 employees, early in the fourth quarter 1994. Lakeside's principal operations include cattle feeding and slaughter operations. The Lakeside acquisition marks the first time IBP will have production facilities outside the United States.

     IBP's required adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in the first quarter 1993 added $12.6 million or $.26 per share to prior year net earnings. This earnings increase was primarily attributable to the adjustment of "pushdown accounting" fixed asset bases resulting from IBP's acquisition in 1981. At the same time, year-to-date 1994 and 1993 net earnings were reduced by recurring pushdown accounting adjustments, consisting primarily of goodwill amortization and depreciation of the higher values assigned to property, plant and equipment, totaling $7.3 million or $.15 per share in 1994 and $7.8 million or $.16 per share in the 39 weeks ended September 1993. These adjustments had no impact on cash flow.

     IBP's selling prices and the prices it pays for live cattle and hogs are determined by constantly changing market forces of supply and demand, over which IBP has little or no control. Therefore, projections based on past results, particularly those of an interim period, will not necessarily be indicative of future performance.

     SALES

     Net sales in the third quarter 1994 decreased 2.3% from the third quarter 1993 as an 8.0% decrease in the average price of products sold overrode a 5.6% increase in pounds of products sold. Through nine months, the virtually unchanged 1994 net sales versus the same 1993 period resulted from offsetting influences of an 8.8% increase in pounds of products sold and a similar percentage decrease in the average price of products sold.

     Net export sales in the third quarter 1994 increased 2.5% from the third quarter 1993 due primarily to a 10.5% increase in pounds of export products sold. Year-to-date 1994 net export sales were 3.5% ahead of comparable 1993 net export sales, brought about by a 7.6% increase in pounds of export products sold. Year-to-date 1994 net export sales through September accounted for 12.2% of total net sales versus 11.8% through the same 1993 period.

     COST OF PRODUCTS SOLD

     The cost of products sold in the quarter and nine months ended September 1994 decreased 4.0% and 1.0% from costs incurred in the respective 1993 periods. For both comparison periods, a reduction in the overall average cost of livestock purchased more than offset the effect of an increase in pounds of products sold and increases in volume-related plant production and livestock procurement costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense increased over 18% in the 1994 third quarter and nine-month periods versus the comparable 1993 periods. The higher third quarter 1994 expense compared to the third quarter 1993 results chiefly from higher accruals for incentive compensation based upon earnings and pounds of products sold, as well as increased consulting expense. The increased year-to-date selling, general and administrative expense was due primarily to increased incentive compensation and outside legal costs.

     INTEREST EXPENSE

     The reductions in net interest expense in the quarterly and nine-month periods ended September 1994 compared to the same 1993 periods were primarily attributable to reduced average borrowings outstanding. Outstanding borrowings averaged $104 million less in the first nine months of 1994 compared to 1993 due to sustained earnings strength and other positive operating cash flows.

     INCOME TAXES

     The higher quarterly and year-to-date 1994 income tax provisions through September versus 1993 resulted almost solely from increased pre-tax earnings.

FINANCIAL CONDITION

     Total outstanding borrowings averaged $474 million in the first nine months of 1994 compared to $578 million in the comparable 1993 period. Under IBP's lines of credit, there were no short-term borrowings outstanding at September 24, 1994, excluding $75 million classified as long-term debt, with available unused credit capacity of $225 million.

     Year-to-date capital expenditures through September 1994 totaled $64.6 million compared to $31.1 million in the first nine months of 1993. Expenditures for ham processing plants at Council Bluffs, Iowa, and Madison, Nebraska, and expansion projects at other plant locations contributed to the increase.

                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     See Note D to the consolidated condensed financial statements.


Item 6.  Exhibits and Reports on Form 8-K

(a) See Exhibit 11, statement regarding computation of earnings per share.

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 24, 1994.

                        IBP, inc. AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Amounts in thousands except per share data)

                                    13 Weeks Ended      39 Weeks Ended
                                   Sept.24, Sept.25,   Sept.24,  Sept.25,
                                     1994     1993       1994      1993

Earnings before cumulative
 effect of accounting change        $49,155  $22,247   $104,471   $55,057
Cumulative effect of
  accounting change                    -        -          -       12,626
                                     ------   ------    -------    ------
Net earnings                        $49,155  $22,247   $104,471   $67,683
                                     ======   ======    =======    ======
PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding                      47,428   47,495     47,444    47,495
  Dilutive effect of shares under
    employee stock plans                718      474        606       387
                                     ------   ------     ------    ------
Common and common equivalent shares  48,146   47,969     48,050    47,882
                                     ======   ======     ======    ======

Earnings before cumulative
 effect of accounting change          $1.02    $ .46      $2.17     $1.15
Cumulative effect of accounting
  change                                 -        -          -        .26
                                       ----     ----       ----      ----
Primary earnings per share            $1.02    $ .46      $2.17     $1.41
                                       ====     ====       ====      ====

FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding per above            47,428   47,495     47,444    47,495
  Dilutive effect of shares under
    employee stock plans                800      605        832       638
                                     ------   ------     ------    ------
Common and common equivalent shares  48,228   48,100     48,276    48,133
                                     ======   ======     ======    ======

Earnings before cumulative effect
  of accounting change                $1.02    $ .46      $2.16     $1.15
Cumulative effect of accounting
  change                                 -        -          -        .26
                                       ----     ----       ----      ----
Fully-diluted earnings per share      $1.02    $ .46      $2.16     $1.41
                                       ====     ====       ====      ====

                           SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               IBP, inc.
                                            (Registrant)


Date    November 7, 1994           /s/   Robert L. Peterson
                                   Chairman of the Board,
                                     President and Chief Executive
                                       Officer


                                   /s/   Lonnie O. Grigsby
                                   Lonnie O. Grigsby
                                   Executive Vice President
                                     Finance and Administration



                                   /s/   Craig J. Hart
                                   Craig J. Hart
                                   Controller