Form 10-Q
period 1995-04-01
IBP INC
filed 1995-05-08
CIK 52477

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




                     _________________________


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
             For the 13 weeks ended April 1, 1995


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

                      YES [X]      NO [ ]


      As of May 1, 1995, the registrant had outstanding
47,413,462 shares of its common stock ($.05 par value).






                PART I. FINANCIAL INFORMATION

                 IBP, inc. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands)

                                               April 1,     December 31,
                                                 1995           1994
                                              (Unaudited)
ASSETS

  CURRENT ASSETS:
    Cash and temporary investments            $   92,271      $  160,536
    Accounts receivable, less allowance for
      doubtful accounts of $9,178 and $9,397     521,445         514,800
    Inventories (Note B)                         272,855         244,048
    Deferred income tax benefits
      and prepaid expenses                        54,902          54,538
                                               ---------       ---------
      TOTAL CURRENT ASSETS                       941,473         973,922


  Property, plant and equipment,
    less accumulated depreciation
    of $568,452 and $556,769                     670,470         651,364
  Goodwill, net of accumulated amortization
    of $105,124 and $103,217                     214,872         216,779
  Other assets                                    23,789          23,398
                                               ---------       ---------
                                              $1,850,604      $1,865,463
                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                          $  260,779      $  275,595
    Deferred income taxes and other
      current liabilities                        287,581         339,089
                                               ---------       ---------
        TOTAL CURRENT LIABILITIES                548,360         614,684

  Long-term debt and capital lease
    obligations                                  361,681         361,760
  Deferred income taxes and other
    liabilities                                  111,475         108,525

  STOCKHOLDERS' EQUITY:
    Common stock at par value                      2,375           2,375
    Additional paid-in capital                   438,978         439,567
    Retained earnings                            390,936         341,492
    Currency translation adjustments                (944)         (1,074)
    Treasury stock                                (2,257)         (1,866)
                                               ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY                 829,088         780,494
                                               ---------       ---------
                                              $1,850,604      $1,865,463
                                               =========       =========

See accompanying notes to consolidated condensed financial statements.

                           IBP, inc. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                       (In thousands except per share data)




                                                    13 Weeks Ended
                                             --------------------------
                                              April 1,        March 26,
                                                1995            1994
                                             ----------      ----------

      Net sales                              $3,006,909      $2,819,353
      Cost of products sold                   2,889,217       2,753,451
                                              ---------       ---------
      Gross profit                              117,692          65,902

      Selling, general and
        administrative expense                   26,088          22,000
                                              ---------       ---------
      EARNINGS FROM OPERATIONS                   91,604          43,902

      Interest expense, net                       6,589           9,852
                                              ---------       ---------
      Earnings before income taxes               85,015          34,050

      Income tax expense                         33,200          13,200
                                              ---------       ---------

      NET EARNINGS                           $   51,815      $   20,850
                                              =========       =========

      Earnings per share                          $1.08           $ .43
                                                   ====            ====
      Dividends per share                         $ .05           $ .05
                                                   ====            ====
      Average common and common
        equivalent shares                        48,142          48,034
                                                 ======          ======



   See accompanying notes to consolidated condensed financial statements.

                             IBP, inc. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    13 Weeks Ended
                                              -------------------------
                                              April 1,        March 26,
                                                1995            1994
                                              --------       ----------
                                                  Inflows (outflows)



   NET CASH FLOWS USED IN OPERATING
     ACTIVITIES                            $ (69,253)      $ (78,426)
                                            --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                       (31,606)        (17,705)
  Other investing activities, net                736             202
    Net cash flows used in investing        --------        --------
      activities                             (30,770)        (17,503)
                                            --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in checks in process
    of clearance                              35,188          54,967
  Dividends paid                              (2,373)         (2,374)
  Net change in short-term revolving
    credit borrowings                           -             35,000
  Other financing activities, net             (1,057)         (1,529)
    Net cash flows provided by              --------        --------
      financing activities                    31,758          86,064
                                            --------        --------
Net decrease in cash and
  cash equivalents                           (68,265)         (9,865)

Cash and cash equivalents at beginning
  of period                                  160,536          25,196
                                            --------        --------
Cash and cash equivalents at end of
  period                                   $  92,271       $  15,331
                                            ========        ========


SUPPLEMENTAL INFORMATION:
  Cash payments during the periods for:
    Interest, net of amounts capitalized     $16,833         $18,758
    Income taxes, net of refunds received     43,886            (558)


  Depreciation and amortization expense       14,185          14,518



See accompanying notes to consolidated condensed financial statements.

                      IBP, inc. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.    GENERAL

      The consolidated condensed balance sheet of IBP, inc. and subsidiaries ("IBP") at December 31, 1994 has been taken from audited financial statements at that date and condensed. All other consolidated condensed financial statements contained herein have been prepared by IBP and are unaudited. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K for the year ended December 31, 1994.

      In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring
      adjustments,  necessary  to  present  fairly  the   financial
      position of IBP, inc. and its subsidiaries as of April 1, 1995 and December 31, 1994, and the results of its operations and its cash flows for the periods presented herein.

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

C.    INVENTORIES

      Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                             April 1,     December 31,
                               1995           1994
                                (In thousands)

      Held for sale:
        Beef products        $156,040        $140,697
        Livestock              32,445          27,495
        Pork products          28,809          21,829
        Other                   7,046           6,037
                              -------         -------
                              224,340         196,058
      Supplies                 48,515          47,990
                              -------         -------
                             $272,855        $244,048
                              =======         =======

                     IBP, inc. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


D.    COMMITMENTS AND CONTINGENCIES

      IBP is involved in numerous disputes incident to the ordinary course of its business. In the opinion of management, any liability for which provision has not been made relative to the various lawsuits, claims and administrative proceedings pending against IBP, including those described below, will not have a material adverse effect on its financial position.

      A complaint filed against IBP in April 1988 by the Department of Labor, Wage and Hour Division, in the United States District Court in Kansas seeks injunctive relief and back wages, plus interest, for certain hourly employees of the Company. The case relates to compensation allegedly due for incidental activities of hourly employees before and after regular working hours. In the liability phase of the case, the District Court ruled that certain incidental activities may be compensable time. The Tenth Circuit Court of Appeals affirmed the District Court's ruling. The trial on the issue of the extent of damages has been set for July 10, 1995.

      A $15,004,000 judgement was entered against IBP in November 1994 in an Iowa State District Court. The plaintiff, a former IBP employee, sued the Company and another former employee in February 1993 for slander and breach of fiduciary duty regarding his treatment as a workers' compensation claimant. The jury determined that the plaintiff sustained $4,000 in actual damages, and further returned a punitive damage award against IBP and the other defendant in the amount of $15,000,000, all of which was provided for by the Company in 1994. On March 2, 1995, the Iowa State District Court entered an order reducing the punitive damages to $100,000. IBP and the plaintiff have both appealed the Court's March 2, 1995 post-trial order.

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     Expanded operations, improved production efficiencies and increased export sales contributed to a strong first quarter 1995. Net earnings of $51.8 million in the first quarter 1995 exceeded first quarter 1994 net earnings of $20.9 million by $30.9 million or 148%. First quarter 1995 earnings per share of $1.08 were 151% better than the $.43 earned in the first quarter 1994.

     Gross profit, measured as a percentage of net sales, improved to 3.9% in the first quarter 1995 from 2.3% in the same 1994 period. Both beef and pork operations achieved improved capacity utilization and operating earnings in 1995 versus the first quarter 1994, while IBP's newest subsidiaries, including Lakeside Farm Industries, Ltd., Supreme Processed Foods, Inc. and Prepared Foods, Inc., also contributed to the increased earnings from operations.

     In late March and early April 1995, IBP purchased cow processing facilities owned by Western Packing Company and Gibbon Packing Company, Inc., marking IBP's entrance into this sector of the beef processing business. These purchases include plants at Sealy, Texas, Gibbon, Nebraska, and Tama, Iowa. Cow meat is used primarily in the production of chopped meats, hamburger and sausage.

     The application of purchase accounting principles resulting from IBP's acquisition in 1981 has, since that date, reduced IBP's earnings by the impact of "pushdown" accounting. Amortization of goodwill and depreciation of the higher values assigned to property, plant and equipment reduced net earnings by $2.4 million or $.05 per share in the first quarters of 1995 and 1994. These adjustments had no impact on cash flow.

     IBP's selling prices and the prices it pays for live cattle and hogs are determined by constantly changing market forces of supply and demand, over which IBP has little or no control. Therefore, past results will not necessarily be indicative of future performance.

     SALES

     Net sales in the first quarter 1995 increased 6.7% from the first quarter 1994. The increase was primarily attributable to an increase in pounds of beef and pork products sold. Net sales from IBP's newest subsidiaries, all of which were acquired or which commenced operations subsequent to the first quarter 1994, also contributed to the increase in consolidated net sales.

     Net export sales in the first quarter 1995 increased 18.4% from the first quarter 1994 due chiefly to an 11.7% increase in pounds of red meat products sold. Red meat sales have a relatively higher sales value per pound than hides and variety meat items.
The majority of IBP's red meat exports go to destinations in the Far East, especially to Japan. Exports to Japan have increased in part due to lowered import restrictions and a stronger yen versus the dollar.

                                -7-
     COST OF PRODUCTS SOLD

     The 4.9% increase in the cost of products sold in the first quarter 1995 versus the same 1994 three-month period resulted primarily from costs incurred at IBP's newest subsidiaries, especially at Lakeside Farm Industries, Ltd., the Company's Canadian subsidiary acquired in October 1994. For comparative operations, livestock costs were flat in the first quarter 1995 versus the first quarter 1994 as an increase in pounds of products sold was offset by a decrease in the average cost of livestock purchased. Plant costs also increased in 1995 due mostly to higher production volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense in the first quarter 1995 increased over 19% from the same 1994 period. The majority of the higher 1995 expense was due to higher accruals for earnings-based incentive compensation. Selling and administrative expense associated with new subsidiaries also contributed to the higher 1995 expense.

     INTEREST EXPENSE

     The 33.1% decrease in first quarter 1995 net interest expense from the first quarter 1994 was the result of reduced average borrowings and increased amounts of capitalized interest and interest income from temporary investments.

     INCOME TAXES

     The higher year-to-date 1995 income tax provision compared to the first quarter 1994 resulted almost solely from the increase in pre-tax earnings.


FINANCIAL CONDITION

     Total outstanding borrowings averaged $370 million in the first three months of 1995 compared to $480 million in the comparable 1994 period. There were no short-term borrowings outstanding at April 1, 1995, with available unused credit capacity under committed facilities of $300 million.

     The corresponding decreases in cash and current liabilities at April 1, 1995 from December 31, 1994 resulted primarily from first quarter 1995 payments for 1994 deferred livestock payables, incentive compensation and income taxes.

     Year-to-date capital expenditures through April 1, 1995 totaled $31.6 million compared to $17.7 million in the first three months of 1994. The increased 1995 spending was due in part to continued renovation of the Logansport, Indiana, pork plant and various expansion projects in progress. The Logansport plant is scheduled to commence operations in the third quarter 1995.

                   PART II.  OTHER INFORMATION




Item 1.   Legal Proceedings

     See Note D to the consolidated condensed financial statements.


Item 6.   Exhibits and Reports on Form 8-K

      (a) See Exhibit 11, statement regarding computation of earnings per share.

      (b) No reports on Form 8-K were filed by the Company during the quarter ended April 1, 1995.

Exhibit 11


                     IBP, inc. AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER SHARE

                (In thousands except per share data)




                                             13 Weeks Ended
                                        -------------------------
                                        April 1,        March 26,
                                          1995            1994
                                        --------        ---------

NET EARNINGS                             $51,815         $20,850
                                          ======          ======

PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares outstanding     47,396          47,462
  Dilutive effect of shares under
    employee stock plans                     746             572
                                          ------          ------

  Common and common equivalent shares     48,142          48,034
                                          ======          ======

Primary earnings per share                 $1.08           $ .43
                                            ====            ====



FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares outstanding     47,396          47,462
  Dilutive effect of shares under
    employee stock plans                     798             580
                                          ------          ------

  Common and common equivalent shares     48,194          48,042
                                          ======          ======

Fully-diluted earnings per share           $1.08           $ .43
                                            ====            ====

                              SIGNATURES


      Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           IBP, inc.
                                         (Registrant)




        May 8, 1995               /s/   Robert L. Peterson
     ---------------------        --------------------------------
                                  Robert L. Peterson
                                  Chairman of the Board, President
                                     and Chief Executive Officer



                                  /s/   Lonnie O. Grigsby
                                  --------------------------------
                                  Lonnie O. Grigsby
                                  Executive Vice President
                                     Finance and Administration



                                  /s/   Craig J. Hart
                                  --------------------------------
                                  Craig J. Hart
                                  Controller