Form 10-Q
period 1995-07-01
IBP INC
filed 1995-08-14
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q



                     __________________________


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
               For the 26 weeks ended July 1, 1995

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

     As of August 1, 1995, the registrant  had  outstanding
47,402,172  shares   of   its   common  stock   ($.05 par value).


                      PART I.  FINANCIAL INFORMATION


                        IBP, inc. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In thousands)

                                                  July 1,    December 31,
                                                   1995          1994
                                               (Unaudited)
ASSETS

  CURRENT ASSETS:
    Cash and temporary investments              $  162,248     $  160,536
    Accounts receivable, less allowance for
      doubtful accounts of $9,355 and $9,397       550,300        514,800
    Inventories  (Note C)                          293,365        244,048
    Deferred income tax benefits and
      prepaid expenses                              53,678         54,538
                                                 ---------      ---------
       TOTAL CURRENT ASSETS                      1,059,591        973,922

  Property, plant and equipment,
    less accumulated depreciation
    of $602,159 and $556,769                       681,418        651,364
  Goodwill, net of accumulated amortization
    of $109,225 and $103,217                       210,771        216,779
  Other assets                                      24,146         23,398
                                                 ---------      ---------
                                                $1,975,926     $1,865,463
                                                 =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts and notes payable                  $  277,814     $  275,595
    Deferred income taxes and other
     current liabilities                           312,957        339,089
                                                 ---------      ---------
       TOTAL CURRENT LIABILITIES                   590,771        614,684

  Long-term debt and capital lease
    obligations                                    361,320        361,760
  Deferred income taxes and other
    liabilities                                    112,506        108,525

  STOCKHOLDERS' EQUITY:
    Common stock at par value                        2,375          2,375
    Additional paid-in capital                     437,530        439,567
    Retained earnings                              474,409        341,492
    Currency translation adjustments                  (153)        (1,074)
    Treasury stock                                  (2,832)        (1,866)
                                                 ---------      ---------
       TOTAL STOCKHOLDERS' EQUITY                  911,329        780,494
                                                 ---------      ---------
                                                $1,975,926     $1,865,463
                                                 =========      =========

  See accompanying notes to consolidated condensed financial statements.

                        IBP, inc. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                (Unaudited)

               (Amounts in thousands except per share data)


                              13 Weeks Ended            26 Weeks Ended
                            July 1,    June 25,       July 1,    June 25,
                             1995        1994          1995        1994

Net sales                 $3,209,345  $3,040,077    $6,216,254  $5,859,430
Cost of products sold      3,027,259   2,945,500     5,916,476   5,698,951
                           ---------   ---------     ---------   ---------
Gross profit                 182,086      94,577       299,778     160,479

Selling, general and
  administrative expense      35,152      27,091        61,240      49,091
                           ---------   ---------     ---------   ---------
EARNINGS FROM OPERATIONS     146,934      67,486       238,538     111,388

Interest expense, net          6,190      10,520        12,779      20,372
                           ---------   ---------     ---------   ---------
Earnings before income
  taxes                      140,744      56,966       225,759      91,016

Income tax expense            54,900      22,500        88,100      35,700
                           ---------   ---------     ---------   ---------

NET EARNINGS              $   85,844  $   34,466    $  137,659  $   55,316
                           =========   =========     =========   =========

Earnings per share             $1.78       $ .72         $2.86       $1.15
                                ====        ====          ====        ====

Dividends per share            $ .05       $ .05         $ .10       $ .10
                                ====        ====          ====        ====
Average common and common
   equivalent shares          48,273      48,035        48,160      48,022
                              ======      ======        ======      ======









See accompanying notes to consolidated condensed financial statements.

                        IBP, inc. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                              (In thousands)


                                                    26 Weeks Ended
                                                July 1,        June 25,
                                                 1995            1994
                                                 Inflows  (outflows)

NET CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                        $  42,787       $ (42,142)
                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (70,977)        (37,766)
  Purchase of subsidiary, net of
    cash acquired                                  -            (20,595)
  Other investing activities, net                   938          (1,032)
                                               --------        --------
    Net cash flows used in investing
      activities                                (70,039)        (59,393)
                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in checks in process of
    clearance                                    36,865          75,629
  Dividends paid                                 (4,744)         (4,749)
  Net change in short-term revolving
    credit borrowings                              -             25,000
  Other financing activities, net                (3,157)         (2,845)
                                               --------        --------
    Net cash flows provided by
      financing activities                       28,964          93,035
                                               --------        --------
Net change in cash and
  cash equivalents                                1,712          (8,500)

Cash and cash equivalents at beginning
  of period                                     160,536          25,196
                                               --------        --------
Cash and cash equivalents at end of
  period                                      $ 162,248       $  16,696
                                               ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized      $  12,930       $  20,062
    Income taxes, net of refunds received       102,497          26,767

  Depreciation and amortization expense          52,468          29,628


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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP, inc. and its subsidiaries at July 1, 1995 and the results of their operations and their cash flows for the periods presented herein.


B.   OTHER

     IBP's interim operating results may be subject to substantial fluctuations which do not necessarily occur or recur on a regular basis. Such fluctuations are normally caused by competitive and other conditions in the cattle and hog markets over which IBP has little or no control. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results to be attained for the full fiscal year.


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:


                            July 1,        December 31,
                             1995              1994
                                (In thousands)
     Held for sale:
       Beef products      $181,622           $140,697
       Livestock            29,949             27,495
       Pork products        28,942             21,829
       Other                 5,980              6,037
                           -------            -------
                           246,493            196,058
     Supplies               46,872             47,990
                           -------            -------
                          $293,365           $244,048
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

     A complaint filed against IBP in April 1988 by the Department of Labor, Wage and Hour Division, in the United States District Court in Kansas seeks injunctive relief and back wages, plus interest, for certain hourly employees of the company. The case relates to compensation allegedly due for incidental activities of hourly employees before and after regular working hours. In the liability phase of the case, the District Court ruled that certain incidental activities may be compensable time. The Tenth Circuit Court of Appeals affirmed the District Court's ruling. A trial on the issue of the extent of damages was held on July 10, 1995. No decision on damages has been entered to date.

     A $15,004,000 jury verdict was returned against IBP in November 1994 in an Iowa State District Court. The plaintiff, a former IBP employee, sued the company and another former employee in February 1993 for slander and breach of fiduciary duty regarding his treatment as a workers' compensation claimant. The jury determined that the plaintiff sustained $4,000 in actual damages, and further returned a punitive damage award against IBP and the other defendant in the amount of $15,000,000, all of which was provided for by the company in 1994. On March 2, 1995, the Iowa State District Court entered
     an order reducing the punitive damages to $100,000.   Both IBP
     and the plaintiff have appealed the Court's March 2, 1995 post-trial order.

              MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


     Continued production efficiency, profitable new operations and increased export sales contributed to a strong second quarter 1995 performance. Net earnings for the thirteen weeks ended July 1 totaled $85.8 million or $1.78 per share compared to $34.5 million or $.72 per share in the second quarter 1994. The second quarter 1995 results improved upon the fourth quarter 1994 (a fourteen-week period) net earnings of $77.8 million or $1.61 per share, IBP's previous best quarterly performance. Year-to-date 1995 net earnings through six months totaled $137.7 million or $2.86 per share versus $55.3 million or $1.15 per share through June 1994.

     Gross profit, measured as a percentage of net sales, improved to 5.7% in the second quarter 1995 from 3.1% in the same 1994 period. For the six months ended July 1, 1995, gross profit measured 4.8% versus 2.7% in the first half of 1994. Both the beef and pork divisions achieved improved operating earnings in the first half of 1995 versus 1994, while IBP's newest operations, including its Canadian subsidiary, Lakeside Farm Industries, Ltd. (Lakeside), and its cow processing division, also contributed to the increased earnings from operations.

     IBP's selling prices and the prices it pays for live cattle and hogs are determined by constantly changing market forces of supply and demand, over which IBP has little or no control. Therefore, past results will not necessarily be indicative of future performance.

     SALES

     Net sales in the 1995 second quarter and year-to-date periods ended June 1995 increased 5.6% and 6.1%, respectively, from the comparable 1994 periods. The increases were primarily attributable to an increase in pounds of products sold, offset somewhat by a decrease in the average price of products sold. The increases in pounds of products sold were primarily from beef operations, which benefited from recently-acquired operations, including Lakeside, which was an October 1994 purchase, and the three cow plants purchased in 1995.

     Year-to-date 1995 net export sales increased 23.3% from the first half of 1994 due chiefly to an increase in pounds of products sold to Asian markets. Exports to the Far East, IBP's most significant export market, have increased in part due to lowered import restrictions and a weaker U.S. dollar. Exports accounted for 13.9% of consolidated net sales in the first six months of 1995 versus 12.0% in the same 1994 period.

     COST OF PRODUCTS SOLD

     Increases in the cost of products sold in the second quarter and year-to-date periods ended July 1, 1995 versus the same 1994 periods resulted primarily from costs incurred at Lakeside and the cow plants. Also, a reduction in estimated salvage value for most corporate assets to better reflect actual experience increased second quarter and year-to-date 1995 cost of products sold by $17.1 million. For comparative operations, livestock costs decreased in the quarterly and six-month 1995 periods compared with the same 1994 timeframes as a decrease in the average cost of livestock purchased overrode an increase in pounds of products sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     The principal components of increased selling, general and administrative expense in the 1995 second quarter and six-month periods versus 1994 were higher accruals for earnings-based incentive compensation, incremental selling and administrative expense associated with new operations and increased export-related selling expense.

     INTEREST EXPENSE

     Net interest expense was reduced 41.2% in the second quarter and 37.3% in the year-to-date period ended July 1, 1995 versus the comparable 1994 periods. The favorable effect of long-term debt reductions of $112 million in the second half of 1994, strong operating cash flows and increased amounts of interest capitalized on fixed assets were the principal contributing factors to the lower 1995 net expense.

     INCOME TAXES

     The higher year-to-date 1995 income tax provision compared to the first half of 1994 resulted almost solely from the increase in pre-tax earnings.

FINANCIAL CONDITION

     Total outstanding borrowings averaged $369 million in the first six months of 1995 compared to $488 million in the comparable 1994 period. There were no short-term borrowings under committed facilities outstanding at July 1, 1995, with available unused credit capacity of $300 million.

     Year-to-date capital expenditures through July 1, 1995 totaled $71.0 million compared to $37.8 million in the first six months of 1994. The increased 1995 spending was due in part to continued expansion and renovation of the Logansport, Indiana, pork plant, purchases of three cow plants and various expansion projects in progress. The Logansport plant is scheduled to commence operations in the third quarter 1995.

                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     See Note D to the consolidated condensed financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of IBP, inc. was held on April 19, 1995, in Dakota City, Nebraska.

(b)  The following matters were voted upon at the annual meeting:

     (i)  The election of the members of the Board of Directors:

                  John S. Chalsty
                       Votes for:          41,449,733
                       Votes withheld:         49,269

                  Alec P. Courtelis
                       Votes for:          41,109,911
                       Votes withheld:        389,091

                  Dr. Wendy L. Gramm
                       Votes for:          41,467,470
                       Votes withheld:         31,532

                  Eugene D. Leman
                       Votes for:          40,804,521
                       Votes withheld:        694,481

                  Robert L. Peterson
                       Votes for:          40,802,135
                       Votes withheld:        696,867

                  JoAnn R. Smith
                       Votes for:          41,482,226
                       Votes withheld:         16,776

                  Dale C. Tinstman
                       Votes for:          40,673,026
                       Votes withheld:        825,976

    (ii) Performance-Based Compensation of the Chairman of the Board and Chief Executive Officer. Sets the annual base salary of the Chairman of the Board and Chief Executive Officer at $1,000,000 for the years 1995 through 1999 with a performance-based bonus formula for that corresponding period based on operating earnings.

                      Votes for:          36,932,252
                      Votes against:       4,288,776
                      Votes abstained:       272,774

Item 6.  Exhibits and Reports on Form 8-K

(a) See Exhibit 11, statement regarding computation of earnings per share.

(b) No reports on Form 8-K were filed by the company during the quarter ended July 1, 1995.

EXHIBIT 11




                        IBP, inc. AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Amounts in thousands except per share data)



                                      13 Weeks Ended      26 Weeks Ended
                                     July 1,  June 25,   July 1,  June 25,
                                      1995      1994      1995      1994



Net earnings                        $85,844   $34,466   $137,659   $55,316
                                     ======    ======    =======    ======

PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding                      47,378    47,441     47,387    47,452
  Dilutive effect of shares under
    employee stock plans                895       594        773       570
                                     ------    ------     ------    ------
Common and common equivalent shares  48,273    48,035     48,160    48,022
                                     ======    ======     ======    ======

Primary earnings per share            $1.78     $ .72      $2.86     $1.15
                                       ====      ====       ====      ====


FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding per above            47,378    47,441     47,387    47,452
  Dilutive effect of shares under
    employee stock plans              1,076       638      1,098       643
                                     ------    ------     ------    ------
Common and common equivalent shares  48,454    48,079     48,485    48,095
                                     ======    ======     ======    ======

Fully-diluted earnings per share      $1.77     $ .72      $2.84     $1.15
                                       ====      ====       ====      ====

                           SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               IBP, inc.
                                            (Registrant)



Date    August 14, 1995            /s/   Robert L. Peterson
                                   Robert L. Peterson
                                   Chairman of the Board and
                                     Chief Executive Officer


                                   /s/   Lonnie O. Grigsby
                                   Lonnie O. Grigsby
                                   Executive Vice President


                                   /s/   Craig J. Hart
                                   Craig J. Hart
                                   Controller