Form 10-Q
period 1995-09-30
IBP INC
filed 1995-11-13
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q



                     __________________________


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
             For the 39 weeks ended September 30, 1995

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

     As of November 1, 1995, the registrant had outstanding
47,386,037 shares of its common stock ($.05 par value).


                       PART I.  FINANCIAL INFORMATION

                         IBP, inc. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In thousands)

                                               September 30, December 31,
                                                   1995          1994
                                               (Unaudited)
ASSETS

  CURRENT ASSETS:
    Cash and temporary investments              $  145,855    $  160,536
    Accounts receivable, less allowance for
      doubtful accounts of $9,554 and $9,397       614,147       514,800
    Inventories (Note C)                           304,248       244,048
    Deferred income tax benefits and
      prepaid expenses                              52,002        54,538
                                                 _________     _________
        TOTAL CURRENT ASSETS                     1,116,252       973,922

  Property, plant and equipment,
    less accumulated depreciation
    of $618,590 and $556,769                       709,729       651,364
  Goodwill, net of accumulated amortization
    of $111,177 and $103,217                       208,819       216,779
  Other assets                                      28,203        23,398
                                                 ---------     ---------
                                                $2,063,003    $1,865,463
                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts and notes payable                  $  270,737    $  275,595
    Current portion of long-term
      obligations                                   55,607           355
    Deferred income taxes and other
      current liabilities                          337,200       338,734
                                                 ---------     ---------
        TOTAL CURRENT LIABILITIES                  663,544       614,684

  Long-term debt and capital lease
    obligations                                    305,877       361,760
  Deferred income taxes and other
    liabilities                                    100,565       108,525

  STOCKHOLDERS' EQUITY:
    Common stock at par value                        2,375         2,375
    Additional paid-in capital                     435,927       439,567
    Retained earnings                              557,451       341,492
    Currency translation adjustments                   977        (1,074)
    Treasury stock                                  (3,713)       (1,866)
                                                 ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                   993,017       780,494
                                                 ---------     ---------
                                                $2,063,003    $1,865,463
                                                 =========     =========
  See accompanying notes to consolidated condensed financial statements.

                         IBP, inc. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (Unaudited)

                (Amounts in thousands except per share data)


                             13 Weeks Ended              39 Weeks Ended
                      September 30, September 24, September 30, September 24,
                          1995          1994          1995          1994

Net sales               $3,290,986    $2,982,479    $9,507,240    $8,841,909
Cost of products sold    3,112,942     2,865,992     9,029,418     8,564,943
                         ---------     ---------     ---------     ---------
Gross profit               178,044       116,487       477,822       276,966

Selling, general and
  administrative
  expense                   33,483        25,254        94,723        74,345
                         ---------     ---------     ---------     ---------

EARNINGS FROM OPERATIONS   144,561        91,233       383,099       202,621

Interest expense, net        4,649         9,178        17,428        29,550
                         ---------     ---------     ---------     ---------

Earnings before income
  taxes                    139,912        82,055       365,671       173,071

Income tax expense          54,500        32,900       142,600        68,600
                         ---------     ---------     ---------     ---------

NET EARNINGS            $   85,412    $   49,155    $  223,071    $  104,471
                         =========     =========     =========     =========

Earnings per share           $1.76         $1.02         $4.62         $2.17
                              ====          ====          ====          ====

Dividends per share          $ .05         $ .05         $ .15         $ .15
                              ====          ====          ====          ====

Average common and common
   equivalent shares        48,455        48,146        48,254        48,050
                            ======        ======       =======        ======
Capital expenditures       $46,021       $26,822      $116,998       $64,588
                            ======        ======       =======        ======
Depreciation and
  amortization expense     $20,172       $15,095      $ 72,640       $44,723
                            ======        ======       =======        ======

See accompanying notes to consolidated condensed financial statements.

                        IBP, inc. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                              (In thousands)

                                                     39 Weeks Ended
                                             September 30,   September 24,
                                                 1995            1994
                                                 Inflows  (outflows)

NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                    $ 101,201       $  48,222
                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (116,998)        (64,588)
  Payment for stock of new subsidiary,
    net of cash acquired                             -            (20,595)
  Other investing activities, net                  (3,011)           (449)
                                                 --------         -------
    Net cash flows used in investing
      activities                                 (120,009)        (85,632)
                                                 --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in checks in process of
    clearance                                      17,375          64,872
  Dividends paid                                   (7,115)        (25,131)
  Payments of long-term debt                         (645)         (7,122)
  Other financing activities, net                  (5,488)         (4,253)
                                                 --------         -------
    Net cash flows provided by
      financing activities                          4,127          28,366
                                                 --------         -------
Net change in cash and
  cash equivalents                                (14,681)         (9,044)

Cash and cash equivalents at beginning
  of period                                       160,536          25,196
                                                 --------         -------
Cash and cash equivalents at end of
  period                                        $ 145,855        $ 16,152
                                                 ========         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized         $ 27,212         $38,410
    Income taxes                                  158,121          38,123

  Depreciation and amortization expense            72,640          44,723


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

     In the opinion of management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP, inc. and its subsidiaries at September 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for the periods presented herein.

B.   OTHER

     IBP's interim operating results may be subject to fluctuations which do not necessarily occur or recur on a seasonal basis. Such fluctuations are normally caused by competitive and other conditions in the cattle and hog markets over which IBP has little or no control. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results to be attained for the full fiscal year.


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                         September 30,     December 31,
                             1995              1994
                                (In thousands)
     Held for sale:
       Beef products       $186,922          $140,697
       Livestock             27,716            27,495
       Pork products         33,898            21,829
       Other                  8,748             6,037
                            -------           -------
                            257,284           196,058
     Supplies                46,964            47,990
                            -------           -------
                           $304,248          $244,048
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

     A $15,004,000 jury verdict was returned against IBP in November 1994 in an Iowa State District Court. The plaintiff, a former IBP employee, sued the company and another former employee in February 1993 for slander and breach of fiduciary duty regarding his treatment as a workers' compensation claimant. The jury determined that the plaintiff sustained $4,000 in actual damages, and further returned a punitive damage award against IBP and the other defendant in the amount of $15,000,000, all of which was provided for by the company in 1994. On March 2, 1995, the Iowa State District Court entered an order reducing the punitive damages, to $100,000. Both IBP and the plaintiff have appealed the Court's March 2, 1995 post-trial order.

               MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     Continued production efficiencies and increased export sales contributed to a strong third quarter 1995 performance. Net earnings for the thirteen weeks ended September 30 totaled $85.4 million or $1.76 per share compared to $49.2 million or $1.02 per share in the third quarter 1994. Year-to-date 1995 net earnings through nine months totaled $223.1 million or $4.62 per share versus $104.5 million or $2.17 per share through September 1994.

     Gross profit, measured as a percentage of net sales, improved to 5.4% in the third quarter 1995 from 3.9% in the same 1994 period. IBP's beef operations were stronger due to higher production efficiencies and strong demand while pork operations were weaker in the third quarter 1995 compared to 1994.

For the nine months ended September 30, 1995, gross profit measured 5.0% of net sales versus 3.1% in the first three quarters of 1994. Beef operations were the most significant contributor to the improved year-to-date 1995 gross profit. Aiding beef operations in its contributions were IBP's newest operations, including its Canadian subsidiary, Lakeside Farm Industries, Ltd. (Lakeside), and its beef boning division. All other IBP divisions made positive year-to-date gross profit contributions.

     IBP's selling prices and the prices it pays for live cattle and hogs are determined by constantly changing market forces of supply and demand, over which IBP has little or no control. Therefore, past results will not necessarily be indicative of future performance.

     SALES

     Net sales in the 1995 third quarter and year-to-date periods ended September 1995 increased 10.3% and 7.5%, respectively, from the comparable 1994 periods. An increase in pounds of products sold in 1995 versus 1994 for both comparison periods was the main factor in these increased net sales. The additions of Lakeside, which was an October 1994 purchase, and three beef boning plants acquired in 1995, were the primary reason for the increase in pounds of products sold.

     Third quarter and year-to-date 1995 net export sales increased 32.7% and 26.6%, respectively, from the same 1994 periods due chiefly to product mix changes and an increase in pounds of products sold to Asian markets. Exports to the Far East, IBP's most significant export market, have increased in part due to increased demand, lowered import restrictions, favorable currency exchange rates and development of additional markets. Exports accounted for 15.4% of consolidated net sales in the third quarter 1995 and 14.4% in the first nine months of 1995 versus 12.8% and 12.2% in the comparative 1994 periods.

     COST OF PRODUCTS SOLD

     Increases in the cost of products sold in the third quarter and year-to-date periods ended September 30, 1995 versus the same 1994 periods resulted primarily from costs incurred at Lakeside and the beef boning plants. IBP's fresh meats division, exclusive of new operations, experienced higher livestock costs in the third quarter 1995 versus 1994 due mostly to an increase in pounds of products sold. For the same operations, year-to-date 1995 livestock costs were lower than comparative 1994 costs as the impact of a decrease in the average cost of livestock purchased overrode an increase in pounds of products sold. Also, an adjustment in the second quarter 1995 to reduce the estimated salvage value for most fixed assets to better reflect actual experience increased year-to-date 1995 cost of products sold by approximately $17 million.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     The principal components of increased selling, general and administrative expense in the 1995 third quarter and nine-month periods versus 1994 were higher accruals for earnings-based incentive compensation, incremental selling and administrative expense associated with new operations and increased export-related selling expense.

     INTEREST EXPENSE

     Net interest expense was reduced 49.4% in the third quarter and 41.0% in the year-to-date period ended September 30, 1995 versus the comparable 1994 periods. The favorable effect of long-term debt reductions of $112 million in the second half of 1994, increased interest income earned on investment of free cash flows and increased amounts of interest capitalized on fixed assets were the principal contributing factors to the lower 1995 net expense.

     IBP will prepay in the fourth quarter 1995 both of its currently outstanding $275 million 9.82% Senior Notes due 2000 and $75 million 10.93% Senior Subordinated Debentures due 2002. The company has sent required notices to all holders of its intention for a complete prepayment of all such outstanding notes and debentures on December 15, 1995.

     Although the company's prepayment premiums will ultimately be based upon the U.S. treasury market two days before the date of prepayment, management's calculation of the prepayment premiums as of November 9, 1995, would be approximately $21 million, net of applicable taxes, or approximately $.43 per share of IBP's common stock. The net expense will be classified as an extraordinary loss in the fourth quarter 1995.

     The prepayment of these notes and debentures is part of an overall refinancing effort to lower IBP's future interest expense by taking advantage of more favorable debt markets.

     INCOME TAXES

     The higher year-to-date 1995 income tax provision compared to the first nine months of 1994 resulted almost solely from the increase in pre-tax earnings.


FINANCIAL CONDITION

     Total outstanding borrowings averaged $370 million in the first nine months of 1995 compared to $474 million in the comparable 1994 period. There were no short-term borrowings under committed facilities outstanding at September 30, 1995, with available unused credit capacity of $300 million.

     Year-to-date capital expenditures through September 30, 1995 totaled $117 million compared to $65 million in the first nine months of 1994. The increased 1995 spending was due in part to continued expansion and renovation of the Logansport, Indiana, pork plant, purchases of three beef boning plants and various other expansion projects in progress. The Logansport plant commenced operations in the third quarter 1995.

                    PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     See Note D to the consolidated condensed financial statements.


Item 6.  Exhibits and Reports on Form 8-K

(a) See Exhibit 11, statement regarding computation of earnings per share.

(b) IBP filed a report on Form 8-K, dated August 3, 1995 and received by the Commission on August 7, 1995, describing in
     Item 4 a change in the company's certifying accountants.

                        IBP, inc. AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Amounts in thousands except per share data)



                                      13 Weeks Ended        39 Weeks Ended
                                   --------------------  -------------------
                                   September  September  September September
                                       30,        24,        30,       24,
                                      1995       1994       1995      1994
                                   ---------  ---------  --------- ---------


Net earnings                        $85,412    $49,155    $223,071  $104,471
                                     ======     ======     =======   =======

PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding                      47,363     47,428     47,379     47,444
  Dilutive effect of shares under
    employee stock plans              1,092        718        875        606
                                     ------     ------     ------     ------

Common and common equivalent shares  48,455     48,146     48,254     48,050
                                     ======     ======     ======     ======

Primary earnings per share            $1.76      $1.02      $4.62      $2.17
                                       ====       ====       ====       ====

FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding per above            47,363     47,428     47,379     47,444
  Dilutive effect of shares under
    employee stock plans              1,186        800      1,232        832
                                     ------     ------     ------     ------

Common and common equivalent shares  48,549     48,228     48,611     48,276
                                     ======     ======     ======     ======

Fully-diluted earnings per share      $1.76      $1.02      $4.59      $2.16
                                       ====       ====       ====       ====

                           SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               IBP, inc.
                                            (Registrant)


Date    November 10, 1995          /s/   Robert L. Peterson
                                   Chairman of the Board and
                                     Chief Executive Officer



                                   /s/   Larry Shipley
                                   Larry Shipley
                                   Executive Vice President



                                   /s/   Craig J. Hart
                                   Craig J. Hart
                                   Vice President and Controller