Form 10-Q/A
period 1995-09-30
IBP INC
filed 1995-12-04
CIK 52477

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

                        IBP, inc. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                              (In thousands)

                                                     39 Weeks Ended
                                             September 30,   September 24,
                                                 1995            1994
                                                 Inflows  (outflows)

NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                    $ 101,201       $  48,222
                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (116,998)        (64,588)
  Payment for stock of new subsidiary,
    net of cash acquired                             -            (20,595)
  Other investing activities, net                  (3,011)           (449)
                                                 --------         -------
    Net cash flows used in investing
      activities                                 (120,009)        (85,632)
                                                 --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in checks in process of
    clearance                                      17,375          64,872
  Dividends paid                                   (7,115)         (7,122)
  Payments of long-term debt                         (645)        (25,131)
  Other financing activities, net                  (5,488)         (4,253)
                                                 --------         -------
    Net cash flows provided by
      financing activities                          4,127          28,366
                                                 --------         -------
Net change in cash and
  cash equivalents                                (14,681)         (9,044)

Cash and cash equivalents at beginning
  of period                                       160,536          25,196
                                                 --------         -------
Cash and cash equivalents at end of
  period                                        $ 145,855        $ 16,152
                                                 ========         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized         $ 27,212         $38,410
    Income taxes                                  158,121          38,123

  Depreciation and amortization expense            72,640          44,723


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






                                               IBP, inc.
                                            (Registrant)


Date    December 4, 1995         /s/ Craig J. Hart
     --------------------            Authorized Officer and
                                     Chief Accounting Officer



                                   -12-