Form 10-K
period 1995-12-30
IBP INC
filed 1996-03-28
CIK 52477

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                           FORM 10 - K

                     Washington, D.C.  20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

       THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended December 30, 1995
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

       The aggregate market value of the registrant's common stock held by non-affiliates (94,451,814 shares) based on the New York Stock Exchange average bid and ask price on March 19, 1996, was approximately $2.35 billion.

       As of March 19, 1996, the registrant had outstanding
94,728,350 shares of its common stock.

               DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's 1995 Annual Report to Stockholders (the "Annual Report") are incorporated by reference in Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement dated March 13, 1996, (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the
Exhibit Index on page 22.


                          PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES


General

       IBP, inc., ("IBP") a Delaware corporation, principally produces fresh beef and fresh pork products. IBP's primary products include boxed beef and fresh pork which are marketed mainly in the United States to grocery chains, meat distributors, wholesalers, retailers, restaurant and hotel chains, and processors who produce cured and smoked products, such as bacon, ham, luncheon meats and sausage items. IBP also produces inedible allied products, such as hides and other items used to manufacture products such as leather, animal feed and pharmaceuticals, and edible allied products, which include variety meat items.

       IBP operates an extensive sales network to service its customers with regional sales and service centers in the United States (including an independently-owned contractor in Los Angeles that is licensed to use IBP trademarks) as well as service centers in foreign countries. The mailing address of IBP's corporate headquarters is IBP Avenue, Post Office Box 515, Dakota City, Nebraska 68731; its telephone number is (402) 494-2061. All references to "IBP" include IBP, inc. and its subsidiaries.

       IBP operates 12 fed beef carcass production facilities in eight cattle-producing states and Canada, which reduce live cattle to dressed carcass form. Seven of these locations include processing facilities which conduct fabricating operations to produce boxed beef. IBP also operates three cow boning facilities in Iowa, Nebraska and Texas, which reduce cows and bulls to dressed carcass form and boneless meat product.
Fed beef consists primarily of young steers and heifers specifically raised for beef consumption. Cows and bulls processed by IBP are primarily breeding or dairy stock which have been culled for various reasons.

       IBP operates seven pork facilities in Indiana, Iowa and Nebraska that include both carcass production and processing of fresh pork products employing a production process similar to that employed in its beef operation.

       The following table reflects the approximate percentages of revenues during the last three fiscal years from IBP's principal product categories, all of which are within one industry segment:

                              1995    1994    1993

Processed Beef Products         64%     66%     67%

Beef Carcasses1                  5       4       4

Processed Pork Products         17      17      18

Beef And Pork Allied Products   14      13      11
                              ----    ----    ----
                               100%    100%    100%
                              ====    ====    ====

 1Represents beef carcasses sold to third parties that are not used in IBP's processing operation.


History of IBP's Business


       IBP was first incorporated in 1960. It began operations in 1961 with a single fed beef carcass production facility located near Denison, Iowa, in what was then the nation's major cattle-producing region. IBP grew in the Northern and Central Plains states over the following nine years and opened beef plants in Dakota City, Nebraska; Emporia, Kansas; Luverne, Minnesota; and West Point, Nebraska. IBP expanded into the Southern Plains in 1975, when it built its Amarillo, Texas, facility near the large commercial feedlot operations of that region. In 1976, it moved into the Pacific Northwest through the acquisition and expansion of plants in Pasco, Washington, and Boise, Idaho. Company expansion continued in 1980 with construction of a facility in Finney County, Kansas, and in 1983 with the purchase and expansion of a plant in Joslin, Illinois. In 1990, IBP opened its Lexington, Nebraska, fed beef plant and in 1994 IBP purchased Lakeside Farm Industries, Ltd. ("Lakeside"), an agribusiness company with a fed beef carcass facility in Brooks, Alberta, Canada, IBP's first plant outside of the United States.

       IBP began its cow boning operations in 1995 by acquiring facilities in Tama, Iowa; Gibbon, Nebraska and Sealy, Texas.
The plants will supplement IBP's expansion into hamburger patty production.

       IBP began pork operations in 1982 when it purchased, expanded and commenced operation of a pork facility in Storm Lake, Iowa. Additional pork facilities were added in 1986 in Louisa County, and Council Bluffs, Iowa; in 1987 in Madison, Nebraska; in 1989 in Perry, Iowa; in 1990 in Waterloo, Iowa; and in 1993 in Logansport, Indiana. In 1994 IBP constructed ham processing facilities at its Council Bluffs, Iowa, and Madison, Nebraska, locations. The ham facilities are operated by the Consumer Products Division.

       In 1995 IBP's newly formed Allied Group entered into a joint venture with Sand Livestock Systems, Inc. of Columbus, Nebraska and China's Shandong Province to develop a fully integrated pork production operation in China. Plans tentatively call for the joint venture to begin production in 1997.

       In 1994 the Consumer Products Division purchased Prepared Foods, Inc. from International Multifoods, Inc. Prepared Foods, Inc. is a wholly-owned subsidiary of IBP with a plant in Santa Teresa, New Mexico. The Santa Teresa plant and the cooked meats facility connected to the Waterloo, Iowa, pork facility process fresh meat into value-added, consumer-ready items. In 1995 the Consumer Products Division purchased a facility in Columbia, South Carolina that is currently being renovated. This facility will also process fresh meat into value-added, consumer-ready items.

       In August 1981, when it was acquired by Occidental Petroleum Corporation ("Occidental"), IBP was a publicly-held corporation that was listed on the New York Stock Exchange (the "NYSE"). From August 1981 to October 1987, IBP was a wholly-owned subsidiary of Occidental. In October 1987, IBP sold 49.5% of its common stock and was again listed on the NYSE.

       On September 4, 1991, Occidental offered all of its shares of IBP Common Stock to its stockholders and certain standby underwriters in an underwritten rights offering. As a result of this transaction, Occidental no longer owns any shares of IBP Common Stock.

Operations

       Cattle and Hog Supplies

       IBP does not currently raise cattle or hogs in the United States. IBP's Canadian subsidiary, Lakeside, has cattle feeding facilities, other agricultural divisions and a fed beef carcass production facility. In 1995 Lakeside's feedlots provide approximately 17% of that facility's live cattle needs. IBP's main supply of live cattle and hogs is purchased by IBP buyers who are trained to select high quality animals that are candidates for higher yields. IBP's buyers purchase cattle and hogs on a daily basis, generally a few days before the animals are required for production, and live animals are generally held in IBP's holding pens for only a few hours.

       Production Process

       IBP's fed beef carcass production facilities reduce live fed cattle to dressed carcass form and process allied products, and its processing facilities conduct fabricating operations to produce boxed beef. IBP's fed carcass and beef processing facilities operated in 1995 at approximately 91% and 92%, respectively, of their production capacities.

       IBP's cow boning facilities produce beef trimmings and boneless cuts of beef that are sold to customers who produce hamburger, sausage and deli meats. IBP's cow boning facilities operated in 1995 at approximately 81% of their production capacity.

       IBP's pork facilities produce fresh boxed pork for shipment to retailers and also produce pork bellies, hams and boneless picnic meat for shipment to customers who further process the pork into bacon, cooked hams, luncheon meats and sausage items. In 1995, IBP's pork plants operated at approximately 84% of their production capacity.

       Throughout production, edible beef, cow boning and pork allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible beef, cow boning and pork products derived from processing operations are used in the manufacture of leather, animal feed, gelatin, pharmaceuticals and cosmetics.

       Eight of IBP's fed beef and cow boning plants include hide treatment facilities. The majority of the hides from IBP's other fed beef and cow boning plants are transported to these facilities, which include brine curing operations and, in four locations, chrome hide tanneries. The chrome tanning process produces a semifinished product that is shipped to leather good manufacturers worldwide. Brine-cured hides are sold to other tanneries. IBP is the largest chrome tanner of cattle hides in the United States.

       Consumer Products Division

       Management believes that significant opportunities exist for the sale of value-added, consumer-ready products as consumer acceptance of such products grows and packaging technology improves. Currently, the Consumer Products Division produces cooked meats for food service customers and other consumer-ready products. The Consumer Products Division is continually exploring the potential for consumer-ready products.

Facilities

       The corporate headquarters of IBP are located primarily in Dakota City, Nebraska, with some facilities in Dakota Dunes, South Dakota. IBP believes that its plants are among the most modern in the world and strives to maintain and enhance its facilities. Generally, plants and additions are designed and constructed by IBP's personnel. IBP considers its existing plants and equipment to be in excellent condition. IBP's capital spending for 1996 is expected to be in the range of $175 million, which includes expenditures for environmental compliance activities. Its principal plants as of December 30, 1995, are described below.

       Beef

       IBP's eleven United States fed beef carcass production facilities are located in the states of Idaho, Illinois, Iowa, Kansas, Minnesota, Nebraska, Texas and Washington. IBP's twelfth fed beef carcass production facility is in Alberta, Canada. At these locations, seven have processing facilities, eight have hide treatment or tanning operations, two have cold storage freezer operations and one has a tallow refining plant. IBP's cow boning facilities are located in Iowa, Nebraska and Texas.

       Pork

       IBP's seven pork carcass production and processing facilities are located in the states of Indiana, Iowa and Nebraska. At these locations, four have cold storage freezer operations and two have skinning operations.

       Consumer Products

       IBP's cooked meats facilities are in Iowa and New Mexico.
IBP's third facility in South Carolina is currently under renovation. IBP's two ham processing facilities are located next to pork facilities in Iowa and Nebraska.

Sales and Distribution

       IBP's customers include domestic and international grocery chains, meat distributors, wholesalers, retailers, restaurant and hotel chains, and meat processors who produce cured and smoked products, such as bacon, ham, luncheon meat and sausage items. Most sales are made pursuant to daily orders as opposed to longterm supply contracts. In each of the past three years, IBP's largest beef customer accounted for less than 5% of its annual beef gross sales, and its largest pork customer accounted for less than 7% of its annual pork gross sales. For the same periods, IBP's largest customer for beef and pork combined accounted for less than 5% of its annual gross product sales.

       Most IBP products are shipped by trucks, generally from plants located closest to the purchaser, although other plants may supplement such deliveries, depending upon prevailing supplies and product demand.

       IBP sells to international customers through foreign and domestic sales offices. In fiscal 1995, export sales accounted for approximately 14.4% of IBP's net sales, which compares to approximately 12.8% in fiscal 1994 and 11.9% in fiscal 1993.

       Some allied products are sold as commodities in bulk, while other items are trimmed, boxed and frozen by IBP. Cattle hides are sold for both domestic and international use. Uncured and brine-cured hides are sold to tanneries for further processing. Chrome-tanned hides are sold to tanneries and directly to further processors of leather.

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

       Failure to accurately assess the quality of cattle and hogs can result in (i) the payment of an excessive price if the livestock yields less than expected or (ii) the failure to bid a price sufficiently high to purchase high quality livestock. To effectively compete in the purchase of cattle, a cattle buyer must be able to accurately judge the yield and quality of the cattle to establish a fair price to the producer. As part of IBP's cattle buying process, each cattle buyer prepares an estimate by lot of the yield and quality of the cattle purchased. IBP's information systems prepare a report on each lot that compares the actual yield and quality to the buyer's initial estimate. This enables IBP to monitor the quality of various cattle producers and to measure the skill of its cattle buyers, which are critical factors in determining IBP's success and competitiveness.

       IBP's hog buyers generally purchase hogs based upon an average daily bid price. The average daily bid price is adjusted for each producer by tracking the producer's yield and quality results. From the results of the producer's prior sales, IBP is able to generate a discount or a premium which adjusts the average daily bid for that individual producer. IBP believes this purchasing system is one of the most advanced and accurate methods for establishing fair prices in the industry.

       Product quality, product mix, location and service are important competitive elements, in addition to price, in the sale of fresh beef and pork products.

       IBP is the largest producer of fresh beef and pork products in the United States. IBP believes that its two largest beef competitors in 1995 were ConAgra, Inc. ("ConAgra") and Excel Corporation, a subsidiary of Cargill, Inc. It believes that its largest pork competitors in 1995 were Smithfield, ConAgra and Hormel.

Employees

       As of December 30, 1995, IBP had approximately 34,000 employees. Whenever possible, production employees are recruited locally and trained by IBP for specific tasks.

       IBP considers its relations with its employees at its plants to be good. Approximately 13,000 hourly employees at seven of IBP's 26 production facilities are represented by labor organizations. The labor contracts applicable to these plants expire as follows:

                                                Contract Expiration
     Plant                 Union                     Date

Amarillo, Texas          Teamsters (1)            April 1998

Pasco, Washington        Teamsters (1)            May 1999

Tama, Iowa               Teamsters (1)            January 2001

Dakota City, Nebraska    UFCW(2)                  August 1999

Joslin, Illinois         UFCW(2)                  October 1996

Perry, Iowa              UFCW(2)                  April 1999

Waterloo, Iowa           UFCW(2)                  September 1998
_________________

(1)    Teamsters local unions affiliated with The International
     Brotherhood of Teamsters, Chauffeurs, Warehousemen, and
  Helpers of America.

(2)    United Food and Commercial Workers, International Union,
      AFL-CIO.

Regulatory Matters

       IBP's operations are subject to the constant inspection and regulation of the United States Department of Agriculture (the "USDA"), including (i) regulations of the USDA's Packers and Stockyards Administration, (ii) continuous in-plant inspection of IBP's production facilities (along with each live animal, each carcass and all edible products) by USDA employees to ensure compliance with USDA standards and (iii) grading of beef carcasses by USDA employees.

       IBP is subject to federal, state and local laws and regulations governing environmental protection, which require significant expenditures to maintain compliance. IBP believes that it is in substantial compliance with such laws and regulations. IBP is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs. IBP incurred $5.3 million in capital expenditures for environmental control facilities in fiscal 1995 and anticipates capital expenditures of approximately $13 million in fiscal 1996.

              EXECUTIVE OFFICERS OF THE REGISTRANT

                           Age at    Positions With IBP and
                        January 27,  Five-Year Employment
Name                        1996            History
----                    ----------   ----------------------------
Richard L. Bond             48       President -- Fresh Meats since 1995;
                                     1994-1995 Executive Vice President --
                                     Beef; 1989-1994 Group Vice President --
                                     Beef Sales and Marketing; 1982-1989 Vice
                                     President -- Boxed Beef Sales and
                                     Marketing

Kenneth W. Browning, Jr.    46       Executive Vice President since 1996;
                                     1989-1996 Senior Vice President -- Hide
                                     Division; 1982-1989 Vice President --
                                     Hides

Lonnie O. Grigsby           56       Executive Vice President and General
                                     Counsel since 1995; Secretary since
                                     1985; 1988-1995 Executive Vice
                                     President -- Finance & Administration;
                                     General Counsel 1985-1990 and since 1993;
                                     1987-1988 Senior Vice President;
                                     1985-1987 Vice President

Craig J. Hart               40       Vice President -- Controller since 1995;
                                     1993-1995 Assistant Vice President,
                                     Controller; 1990-1993 Controller

David C. Layhee             51       President -- Consumer Products since
                                     1995; 1994-1995 Executive Vice
                                     President -- Design Products; 1989-1994
                                     Group Vice President -- Design Products;
                                     1983-1989 Group Vice President -- Sales
                                     & Marketing

Eugene D. Leman             53       President -- Allied Group since 1995;
                                     Director since 1989; 1986-1995 Executive
                                     Vice President -- Pork Division; 1981-
                                     1986 Group Vice President -- Pork
                                     Division

James V. Lochner            43       Executive Vice President -- Technical
                                     Services/Engineering since 1995; 1993-
                                     1995 Senior Vice President -- Technical
                                     Services; 1989-1993 Vice President --
                                     Technical Services; 1986-1989 Assistant
                                     Vice President Quality Control -- Beef;
                                     1984-1986 Director -- Quality Control

Charles F. Mostek           48       Executive Vice President -- Fresh Meat
                                     Sales and Marketing since 1995; 1989-
                                     1995 Vice President -- Beef Sales; 1985-
                                     1989 Vice President -- Slaughter
                                     Division Sales; 1981-1985 Assistant Vice
                                     President -- Carcass Grading and
                                     Administration

Robert L. Peterson          63       Chairman of the Board of Directors since
                                     1981; Chief Executive Officer since 1980;
                                     Director since 1976; 1979-1995 President

Kenneth L. Rose             51       Executive Vice President -- Operations
                                     Services since 1995; 1989-1995 Senior
                                     Vice President -- Logistics Services;
                                     1982-1989 Vice President --
                                     Transportation

Jerry S. Scott              50       Executive Vice President -- Fresh Meat
                                     Operations since 1995; 1986-1995 Vice
                                     President -- Pork Operations

Larry Shipley               40       Executive Vice President -- Corporate
                                     Development since 1995; 1995 Senior Vice
                                     President -- Corporate Development;
                                     1994-1995 Assistant to the Chairman;
                                     1989-1994 Assistant to the President.


ITEM 3.  LEGAL PROCEEDINGS

        Incorporated by reference from the Annual Report, page 18, section entitled "Notes to Consolidated Financial Statements," at note "J. Commitments and Contingencies." In addition, IBP negotiated a settlement with the United Stated Environmental Protection Agency concerning alleged violations of permit standards and related issues under both federal and state water and air statutes related to its Joslin, Illinois beef complex facility. Such alleged violations were first reported in IBP's September 26, 1992 quarterly report on Form 10-Q. A consent decree was entered in October 1995, resulting in the payment by IBP of fines totaling $280,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of IBP's security holders during the fourth quarter of 1995.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

         Incorporated by reference from Annual Report, page 13, section entitled "Consolidated Statements of Changes in Stockholders' Equity"; from page 19, section entitled "Notes to Consolidated Financial Statements," at note "K. Quarterly Financial Data (Unaudited)"; and from page 21, section entitled "Stockholders and Market Data." The Annual Report is an exhibit to this Form 10-K.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated by reference from the Annual Report, pages
9-23, sections entitled "Consolidated Financial Statements,"
"Notes to Consolidated Financial Statements" and "Report of
Independent Accountants."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

         Incorporated by reference from the Proxy Statement, page 15, section entitled "INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS."

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated by reference from the Proxy Statement, pages 2-4, section entitled "ELECTION OF DIRECTORS" and reference is also made to the information regarding executive officers set forth in "EXECUTIVE OFFICERS OF THE REGISTRANT" in
Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated by reference from the Proxy Statement, pages 7-13, section entitled "SUMMARY COMPENSATION TABLE"; "OPTION GRANTS TABLE," "AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE," "PERFORMANCE GRAPH," "NEW PLANS BENEFITS" and from page 5, section entitled "ELECTION OF DIRECTORS," subsection "Information Regarding Director's Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          Incorporated by reference from the Proxy Statement, pages 2 and 5, sections entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference from the Proxy Statement, page 4, sections entitled "ELECTION OF DIRECTORS," subsection "Information Regarding the Board of Directors and its Committees" and from page 7, section entitled "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS."

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

        1. Consolidated Financial                 Location
           Statements

           Report of Independent Accountants      Annual Report, page 23 and
                                                  pages 16 and 17 of this
                                                  report

           Consolidated Statements of Earnings    Annual Report, page 9

           Consolidated Balance Sheets            Annual Report, pages 10-11

           Consolidated Statements of Cash Flows  Annual Report, page 12

           Consolidated Statements of Changes     Annual Report, page 13
           in Stockholders' Equity

           Notes to Consolidated Financial        Annual Report, pages 14-19
           Statements

        2.  Financial Statement Schedule

        Reports of Independent Accountants on Financial
          Statement Schedules

        Schedule II      Valuation and Qualifying Accounts and
                         Reserves

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

      3.2* By-laws of IBP (filed as Exhibit No. 2B to IBP's Registration Statement on Form 8-A, dated March 9, 1988, File No. 1-6085).

     10.5* IBP's 1987 Stock Option Plan (filed as Exhibit No. 28(a) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441). (Executive Compensation Plan)

     10.5.1* Form of Stock Option Agreement (10/1/87) (filed as Exhibit No. 28(b) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441).

     10.5.2* Form of Stock Option Agreement (12/31/87) (filed as Exhibit No. 28(c) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441).

     10.5.3* IBP Officer Long-Term Stock Plan (filed as Exhibit No. 10.5.3 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 25, 1993, File No. 1-6085)

     10.5.4* IBP Directors Stock Option Plan (filed as Exhibit No. 10.5.4 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 25, 1993, File No. 1-6085)

     10.5.5* IBP 1993 Stock Option Plan (filed as Exhibit No.10.5.5 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 25, 1993, File No. 1-6085)

     10.14* Form of IBP's Indemnification Agreement with officers and directors (filed as Exhibit No. 10.18 to IBP's Registration Statement on Form S-1, dated August 19, 1987, File No. 1-6085).

     10.21 Credit Agreement (Revolving/Term Credit Facility) dated as of December 21, 1995, between IBP, inc. and various lenders with First Bank National Association as Administrative Agent and Bank of America National Trust and Savings Association as Co-Agent.

     10.23* Intercompany Agreement, dated as of September 4, 1991, between IBP and Occidental Petroleum Corporation (filed as Exhibit No.
               10.23 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 28, 1991, File No. 1-6085).

     10.24* Employment Agreement, effective as of October 9, 1992, between IBP and Lonnie O. Grigsby (filed as Exhibit No. 10.24 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 26, 1992, File No. 1-6085).

     10.25 Employment Agreement, effective as of March 1, 1995, between IBP and Richard L. Bond.

     10.26 Employment Agreement, effective as of March 1, 1995, between IBP and Eugene D. Leman.

     10.27 Employment Agreement, effective as of March 1, 1995, between IBP and David C. Layhee.

     10.28* Text of Retirement Income Plan of IBP, inc. (As Amended and Restated Effective as of January 1, 1992), as amended. (Executive Compensation Plan) (filed as Exhibit No. 10.28 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 26, 1992, File No. 1-6085).

     10.29* Employment Agreement, effective January 1, 1993, between IBP and Dale Tinstman (filed as Exhibit No. 10.29 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 25, 1993, File No. 1-6085).

     11.       Statement regarding computation of earnings per share.

     13.       1995 Annual Report to Stockholders.

     16.       Letter regarding change in certifying accountant.

     21.       Subsidiaries of IBP, inc. as of December 30, 1995.

     22.* Matters submitted to vote of security holders (filed as Item 4 to the Quarterly Report on Form 10-Q for the 26 weeks ended July 1, 1995, File No. 1-6085).

     23.1      Consent of Independent Public Accountants (Coopers & Lybrand
               L.L.P.).

     23.2      Consent of Independent Public Accountants (Price Waterhouse
               LLP).

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

     Our report on the consolidated financial statements of IBP, inc. and subsidiaries is included in this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in Item 14 of this Form 10-K for the year ended December 30, 1995.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND
Omaha, Nebraska
January 22, 1996




                REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of IBP, inc.

Our audits of the consolidated financial statements referred to in our report dated February 3, 1995 appearing on page 23 of the 1994 Annual Report to Stockholders of IBP, inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10_K) also included an audit of the financial statement schedule at December 31, 1994 and December 25, 1993 and for the fiscal years then ended listed in Item 14(a)2 of this Form 10_K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Chicago, Illinois
February 3, 1995





                      IBP, inc. AND SUBSIDIARIES

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            AND RESERVES

                    Fiscal Years 1993, 1994 and 1995
                           (In thousands)


                                              Allowance for
                                              Doubtful Accounts
                                              -----------------
Balance, December 26, 1992                      $3,000

  Amounts charged to costs and expenses          1,535
  Recoveries of amounts previously
    written off                                     27
  Write-off of uncollectible accounts             (364)
                                                 -----

Balance, December 25, 1993                       4,198

  Amounts charged to costs and expenses          4,852
  Recoveries of amounts previously
    written off                                     89
  Write-off of uncollectible accounts             (552)
  Other                                            810
                                                 -----

Balance, December 31, 1994                       9,397

  Amounts charged to costs and expenses            478
  Recoveries of amounts previously
    written off                                    106
  Write-off of uncollectible accounts             (508)
  Other                                             21
                                                 -----

Balance, December 30, 1995                      $9,494
                                                 =====




                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              IBP, inc.


                              By: /s/ Robert L. Peterson
                                  ----------------------
                              Robert L. Peterson
                              Chairman of the Board and
                              Chief Executive Officer
                              Date: March 28, 1996
                                    --------------


       Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                Title                      Date
     ---------                -----                      ----

/s/ Robert L. Peterson     Chairman of the Board         March 28, 1996
----------------------     and Chief Executive Officer   --------------
                           (principal executive officer)

/s/ Larry Shipley          Executive Vice President -    March 27, 1996
----------------------     Corporate Development         --------------
                           (principal financial officer)


/s/ Craig J. Hart          Vice President and            March 25, 1996
----------------------     Controller                    --------------


/s/ Richard L. Bond        Director                      March 26, 1996
----------------------                                   --------------

/s/ John S. Chalsty        Director                      March 28, 1996
----------------------                                   --------------

/s/ Wendy L. Gramm         Director                      March 24, 1996
----------------------                                   --------------

/s/ David C. Layhee        Director                      March 26, 1996
----------------------                                   --------------

/s/ Eugene D. Leman        Director                      March 26, 1996
----------------------                                   --------------

/s/ JoAnn R. Smith         Director                      March 23, 1996
----------------------                                   --------------

/s/ Dale C. Tinstman       Director                      March 25, 1996
----------------------                                   --------------


EXHIBIT INDEX

Exhibit Number              Description
--------------    --------------------------------------------------

Exhibit 10.21     Credit Agreement (Revolving/Term Credit Facility)

Exhibit 10.25 Employment Agreement, effective March 1, 1995, between IBP and Richard L. Bond

Exhibit 10.26 Employment Agreement, effective March 1, 1995, between IBP and Eugene D. Leman

Exhibit 10.27 Employment Agreement, effective March 1, 1995, between IBP and David C. Layhee

Exhibit 11        Statement regarding computation of earnings per share

Exhibit 13        1995 Annual Report to Stockholders

Exhibit 16        Letter regarding change in certifying accountant

Exhibit 21        Subsidiaries of IBP, inc. as of December 30, 1995

Exhibit 23.1      Consent of Independent Accountants

Exhibit 23.2      Consent of Independent Accountants