Form 10-Q
period 1996-03-30
IBP INC
filed 1996-05-09
CIK 52477

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




                     _________________________


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
             For the 13 weeks ended March 30, 1996


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

                      YES [X]      NO [ ]


      As of May 1, 1995, the registrant had outstanding
94,719,038 shares of its common stock ($.05 par value).



                PART I. FINANCIAL INFORMATION

                 IBP, inc. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands)

                                               March 30,    December 30,
                                                 1996           1995
                                              (Unaudited)
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                 $   70,449      $  116,277
    Marketable securities                         45,215          63,851
    Accounts receivable, less allowance for
      doubtful accounts of $9,592 and $9,494     543,356         529,796
    Inventories (Note C)                         291,919         303,711
    Deferred income tax benefits
      and prepaid expenses                        55,048          55,255
                                               ---------       ---------
      TOTAL CURRENT ASSETS                     1,005,987       1,068,890

  Property, plant and equipment,
    less accumulated depreciation
    of $664,937 and $632,666                     742,631         726,859
  Goodwill, net of accumulated amortization
    of $115,308 and $113,301                     206,427         208,434
  Other assets                                    31,524          23,418
                                               ---------       ---------
                                              $1,986,569      $2,027,601
                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                          $  243,147      $  306,271
    Deferred income taxes and other
      current liabilities                        306,951         335,378
                                               ---------       ---------
        TOTAL CURRENT LIABILITIES                550,098         641,649

  Long-term debt and capital lease
    obligations                                  260,257         260,752
  Deferred income taxes and other
    liabilities                                  104,713         102,261

  STOCKHOLDERS' EQUITY:
    Common stock at par value                      4,750           4,750
    Additional paid-in capital                   430,927         432,726
    Retained earnings                            640,592         589,936
    Currency translation adjustments                 306             116
    Treasury stock                                (5,074)         (4,589)
                                               ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY               1,071,501       1,022,939
                                               ---------       ---------
                                              $1,986,569      $2,027,601
                                               =========       =========

See accompanying notes to consolidated condensed financial statements.

                           IBP, inc. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                       (In thousands except per share data)




                                                    13 Weeks Ended
                                              -------------------------
                                              March 30,        April 1,
                                                1996             1995
                                              ---------       ---------

      Net sales                              $3,084,722      $3,006,663
      Cost of products sold                   2,966,445       2,888,815
                                              ---------       ---------
      Gross profit                              118,277         117,848

      Selling, general and
        administrative expense                   30,874          26,244
                                              ---------       ---------
      EARNINGS FROM OPERATIONS                   87,403          91,604

      Interest expense, net                       1,776           6,589
                                              ---------       ---------
      Earnings before income taxes               85,627          85,015

      Income tax expense                         32,600          33,200
                                              ---------       ---------

      NET EARNINGS                           $   53,027      $   51,815
                                              =========       =========

      Earnings per share                          $ .55           $ .54
                                                   ====            ====

      Dividends per share                         $.025           $.025
                                                   ====            ====
      Average common and common
        equivalent shares                        96,865          96,284
                                                 ======          ======



   See accompanying notes to consolidated condensed financial statements.

                             IBP, inc. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  13 Weeks Ended
                                           -------------------------
                                            March 30,       April 1,
                                              1996            1995
                                            --------       ---------
                                                Inflows (outflows)
NET CASH FLOWS USED IN OPERATING
  ACTIVITIES                               $ (49,316)      $ (69,501)
                                            --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposals of marketable
    securities                               130,970         121,104
  Purchases of marketable securities        (117,334)        (62,812)
  Capital expenditures                       (33,806)        (31,606)
  Other investing activities, net               (649)            836
                                            --------        --------
    Net cash flows (used in) provided
      by investing activities                (20,819)         27,522
                                            --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving
    credit borrowings                       (200,000)           -
  Proceeds from issuance of long-term
    debt                                     197,862            -
  Net change in checks in process
    of clearance                              32,418          35,188
  Dividends paid                              (2,369)         (2,373)
  Other financing activities, net             (2,642)         (1,057)
                                            --------        --------
    Net cash flows provided by
      financing activities                    25,269          31,758

Effect of exchange rate on cash and
  cash equivalents                              (962)            248
                                            --------        --------
Net decrease in cash and
  cash equivalents                           (45,828)         (9,973)

Cash and cash equivalents at beginning
  of period                                  116,277          84,229
                                            --------        --------
Cash and cash equivalents at end of
  period                                   $  70,449       $  74,256
                                            ========        ========
SUPPLEMENTAL INFORMATION:
  Cash payments during the periods for:
    Interest, net of amounts capitalized     $   529         $16,833
    Income taxes, net of refunds received      6,062          43,886

  Depreciation and amortization expense       19,939          14,185



See accompanying notes to consolidated condensed financial statements.

                   IBP, inc. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.    GENERAL

      The consolidated condensed balance sheet of IBP, inc. and subsidiaries ("IBP") at December 30, 1995 has been taken from audited financial statements at that date and condensed. All other consolidated condensed financial statements contained herein have been prepared by IBP and are unaudited. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K for the year ended December 30, 1995.

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP, inc. and its subsidiaries as of March 30, 1996, and the results of their operations and their cash flows for the periods presented herein.

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

C.    INVENTORIES

      Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                              March 30,   December 30,
                                1996          1995
                              --------    -----------
                                  (In thousands)

      Held for sale:
        Beef products        $166,339        $185,500
        Pork products          39,528          34,788
        Livestock              26,640          26,402
        Other                   8,125           7,431
                              -------         -------
                              240,632         254,121
      Supplies                 51,287          49,590
                              -------         -------
                             $291,919        $303,711
                              =======         =======

                     IBP, inc. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED


D.    COMMITMENTS AND CONTINGENCIES

      IBP is involved in numerous disputes incident to the ordinary course of its business. In the opinion of management, any liability for which provision has not been made relative to the various lawsuits, claims and administrative proceedings pending against IBP, including those described below, will not have a material adverse effect on its consolidated results of operations, financial position or liquidity.

      A complaint filed against IBP in April 1988 by the Department of Labor, Wage and Hour Division, in the United States District Court in Kansas seeks injunctive relief and back wages, plus interest, for certain hourly employees of the Company. The case relates to compensation allegedly due for incidental activities of hourly employees before and after regular working hours. On March 21, 1996, the United States District Court in Kansas entered an order finding that certain pre-shift and post-shift activities were compensable. This order may result in payments to certain past hourly employees totaling approximately $7 million, including interest, all of which had been previously provided for. The order also enjoins IBP from further violations. IBP has filed motions with the trial court to stay the injunction and to request further relief.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     IBP achieved record first quarter results for net sales and net earnings. 1996 net sales of $3.1 billion and net earnings of $53 million or $.55 per share improved upon the previous record 1995 first quarter, which totaled $3.0 billion in net sales and net earnings of $52 million or $.54 per share.

     Gross profit, measured as a percentage of net sales, decreased slightly to 3.8% in the first quarter 1996 from 3.9% in the same 1995 period. Beef operations benefited from a steady supply of market-ready cattle and expanded operations in the first quarter 1996. Meanwhile, pork operations made a positive contribution to earnings despite encountering difficult market conditions as a result of tighter hog supplies and normal startup challenges at its Logansport, Indiana plant, which opened in September 1995.

     IBP's selling prices and the prices it pays for live cattle and hogs are determined by constantly changing market forces of supply and demand, over which IBP has little or no control. Therefore, past results will not necessarily be indicative of future performance.

     SALES

      The 3% net sales increase in the first quarter 1996 versus the first quarter 1995 was mainly attributable to an increase in the average price of pork products sold although pounds of pork products sold also increased with the added production at Logansport. Net beef sales were slightly lower in 1996 as a lower average price of beef products sold offset an increase in pounds sold. The increase in pounds of beef products sold was due in part to the addition of production at three cow boning plants which were not part of IBP's operations in the first quarter 1995.

     Net export sales in the first quarter 1996 increased 23% from the first quarter 1995 and totaled 16% of total net sales compared to 14% in the first quarter 1995. Net export sales to all export regions (Asia, the Americas and Europe) increased over the prior year and export shipments of red meat, which have the highest relative value in IBP's product mix, increased as a percentage of total IBP export volume.

COST OF PRODUCTS SOLD

     The 3% increase in the cost of products sold in the first quarter 1996 over the same 1995 three-month period resulted primarily from costs incurred at IBP's three cow boning plants, which became part of IBP's operations in the second quarter 1995. Comparative livestock costs for operations existing in the first quarter 1995 decreased from the first quarter 1995 as a reduction in the average cost of livestock purchased was greater than an increase in pounds of products sold. Beef and pork plant costs also increased in 1996 primarily as a result of higher production volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense in the first quarter 1996 increased 18% from the same 1995 period. Selling expense increased primarily due to higher export volume-related expense and volume-driven sales bonus expense. Increases in general and administrative expense resulted primarily from growth in several corporate areas to support new or expanding operations.

     INTEREST EXPENSE

     The 73% decrease in first quarter 1996 net interest expense from the first quarter 1995 resulted from a lower effective interest rate due to the refinancing of substantially all of IBP's long-term obligations at lower rates early in 1996 as well as a $93 million reduction in average borrowings.

     INCOME TAXES

     The lower effective income tax rate of 38% in the first quarter 1996 versus 39% in the same 1995 period reflects in part the effect of increased export sales and their favorable income tax treatment under IBP's Foreign Sales Corporation.

FINANCIAL CONDITION

     Total outstanding borrowings averaged $277 million in the first three months of 1996 compared to $370 million in the comparable 1995 period. There were no short-term borrowings outstanding at March 30, 1996, and available unused credit capacity under committed facilities totaled $450 million.

     In January 1996, IBP completed its public offerings of $100 million principal amount of 6 1/8% Senior Notes due 2006 and $100 million principal amount of 7 1/8% Senior Notes due 2026. These offerings were part of a total shelf registration of $500 million. Proceeds from the offerings were used to reduce borrowings under IBP's revolving credit facility, which amounts were classified as long-term obligations at December 30, 1995.

     Year-to-date capital expenditures through March 30, 1996 totaled $34 million compared to $32 million in the first three months of 1995. Significant projects in progress in 1996 include the addition of rendering and processing facilities at the company's Brooks, Alberta, Canada beef plant as well as expansion of boxed product material handling facilities at two of IBP's major beef plants.

                   PART II.  OTHER INFORMATION




Item 1.   Legal Proceedings

     See Note D to the consolidated condensed financial statements.


Item 6.   Exhibits and Reports on Form 8-K

      (a) See Exhibit 11, statement regarding computation of earnings per share.

      (b) IBP filed a report on Form 8-K, dated January 16, 1996 and received by the Commission on January 16, 1996, describing in Item 5 an amendment to IBP's Registration Statement on Form S-3 (Registration No. 33-64459) and listing as an exhibit in Item 7 a Statement re: Computation of Ratio of Earnings to Fixed Charges.

            IBP filed a report on Form 8-K dated January 22, 1996 and received by the Commission on January 23, 1996, describing in Item 5 IBP's January 22, 1996 announcement of financial results for the 1995 fourth quarter and fiscal year.

Exhibit 11


                     IBP, inc. AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER SHARE

                (In thousands except per share data)




                                             13 Weeks Ended
                                         ------------------------
                                         March 30,       April 1,
                                           1996            1995
                                         --------        --------

NET EARNINGS                             $53,027         $51,815
                                          ======          ======

PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares outstanding     94,733          94,792
  Dilutive effect of shares under
    employee stock plans                   2,132           1,492
                                          ------          ------

  Common and common equivalent shares     96,865          96,284
                                          ======          ======

Primary earnings per share                 $ .55           $ .54
                                            ====            ====



FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares outstanding     94,733          94,792
  Dilutive effect of shares under
    employee stock plans                   2,187           1,597
                                          ------          ------

  Common and common equivalent shares     96,920          96,389
                                          ======          ======

Fully-diluted earnings per share           $ .55           $ .54
                                            ====            ====

                              SIGNATURES


      Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           IBP, inc.
                                         (Registrant)




        May 9, 1996              /s/   Robert L. Peterson
     --------------------        ------------------------
            Date                 Robert L. Peterson
                                 Chairman of the Board and Chief
                                     Executive Officer



                                 /s/   Larry Shipley
                                 ------------------------
                                 Larry Shipley
                                 Executive Vice President



                                 /s/   Craig J. Hart
                                 ------------------------
                                 Craig J. Hart
                                 Vice President and Controller