Form 10-Q
period 1996-06-29
IBP INC
filed 1996-08-06
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q



                       ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the 26 weeks ended June 29, 1996

                                    OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 1-6085


                       ____________________________



                                 IBP, inc.
                          a Delaware Corporation
               I.R.S. Employer Identification No. 42-0838666


                                IBP Avenue
                            Post Office Box 515
                        Dakota City, Nebraska 68731
                          Telephone 402-494-2061


                       ____________________________


   Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [ ]

   As of August 1, 1996, the registrant had outstanding 94,675,843 shares of its common stock ($.05 par value).








                      PART I.  FINANCIAL INFORMATION

                        IBP, inc. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In thousands)
                                                 June 29,    December 30,
                                                   1996          1995
                                               (Unaudited)
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                   $   41,473     $  116,277
    Marketable securities                          110,452         63,851
    Accounts receivable, less allowance for
      doubtful accounts of $9,706 and $9,494       548,699        529,796
    Inventories (Note C)                           299,249        303,711
    Deferred income tax benefits and
      prepaid expenses                              53,470         55,255
                                                 ---------      ---------
       TOTAL CURRENT ASSETS                      1,053,343      1,068,890

  Property, plant and equipment,
    less accumulated depreciation
    of $663,445 and $632,666                       772,622        726,859
  Goodwill, net of accumulated amortization
    of $117,412 and $113,301                       210,823        208,434
  Other assets                                      40,117         23,418
                                                 ---------      ---------
                                                $2,076,905     $2,027,601
                                                 =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts and notes payable                  $  235,266     $  306,271
    Deferred income taxes and other
     current liabilities                           322,116        335,378
                                                 ---------      ---------
       TOTAL CURRENT LIABILITIES                   557,382        641,649

  Long-term debt and capital lease
    obligations                                    260,192        260,752
  Deferred income taxes and other
    liabilities                                    105,949        102,261

  STOCKHOLDERS' EQUITY:
    Common stock at par value                        4,750          4,750
    Additional paid-in capital                     428,937        432,726
    Retained earnings                              725,212        589,936
    Currency translation adjustments                   152            116
    Treasury stock                                  (5,669)        (4,589)
                                                 ---------      ---------
       TOTAL STOCKHOLDERS' EQUITY                1,153,382      1,022,939
                                                 ---------      ---------
                                                $2,076,905     $2,027,601
                                                 =========      =========


  See accompanying notes to consolidated condensed financial statements.

                        IBP, inc. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                (Unaudited)

               (Amounts in thousands except per share data)


                              13 Weeks Ended            26 Weeks Ended
                          ----------------------    ----------------------
                           June 29,     July 1,      June 29,     July 1,
                             1996        1995          1996        1995
                         -----------  ----------    ----------  ----------

Net sales                 $3,260,268  $3,209,140    $6,344,990  $6,215,803
Cost of products sold      3,084,681   3,026,931     6,051,503   5,915,746
                           ---------   ---------     ---------   ---------
Gross profit                 175,587     182,209       293,487     300,057

Selling, general and
  administrative expense      34,191      35,275        64,688      61,519
                           ---------   ---------     ---------   ---------
EARNINGS FROM OPERATIONS     141,396     146,934       228,799     238,538

Interest expense, net          1,308       6,190         3,084      12,779
                           ---------   ---------     ---------   ---------
Earnings before income
  taxes                      140,088     140,744       225,715     225,759

Income tax expense            53,100      54,900        85,700      88,100
                           ---------   ---------     ---------   ---------

NET EARNINGS              $   86,988  $   85,844    $  140,015  $  137,659
                           =========   =========     =========   =========

Earnings per share             $ .90       $ .89         $1.45       $1.43
                                ====        ====          ====        ====

Dividends per share            $.025       $.025         $ .05       $ .05
                                ====        ====          ====        ====
Average common and common
  equivalent shares           96,900      96,547        96,843      96,320
                              ======      ======        ======      ======



See accompanying notes to consolidated condensed financial statements.

                         IBP, inc. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                              (In thousands)
                                                    26 Weeks Ended
                                              -------------------------
                                               June 29,         July 1,
                                                 1996            1995
                                              ---------      ----------
                                                  Inflows(outflows)

NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                  $  68,199       $  42,557
                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities           (384,050)       (159,101)
  Proceeds from disposals of marketable
    securities                                  324,449         161,101
  Capital expenditures                          (88,926)        (70,977)
  Other investing activities, net                  (576)            938
                                               --------        --------
    Net cash flows used in investing
      activities                               (149,103)        (68,039)
                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving credit
    borrowings                                 (200,000)           -
  Proceeds from issuance of long-term
    debt                                        197,870            -
  Net change in checks in process of
    clearance                                    18,307          36,865
  Dividends paid                                 (4,738)         (4,744)
  Other financing activities, net                (5,294)         (3,157)
                                               --------        --------
    Net cash flows provided by
      financing activities                        6,145          28,964

Effect of exchange rate on cash
  and cash equivalents                              (45)            230
                                               --------        --------
Net change in cash and
  cash equivalents                              (74,804)          3,712

Cash and cash equivalents at beginning
  of period                                     116,277          84,229
                                               --------        --------
Cash and cash equivalents at end of
  period                                      $  41,473       $  87,941
                                               ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized      $   5,879       $  12,930
    Income taxes, net of refunds received        68,399         102,497

  Depreciation and amortization expense          40,246          52,468


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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP, inc. and its subsidiaries at June 29, 1996 and the results of their operations and their cash flows for the periods presented herein.

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


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:


                           June 29,        December 30,
                             1996              1995
                                (In thousands)
     Held for sale:
       Beef products      $178,070           $185,500
       Pork products        30,677             34,788
       Other                 7,540              8,478
                           -------            -------
                           216,287            228,766
     Livestock              30,562             25,355
     Supplies               52,400             49,590
                           -------            -------
                          $299,249           $303,711
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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     Continued production efficiency improvement and export sales growth contributed to improved second quarter 1996 earnings. Six-month totals in 1996 for net sales and net earnings were record highs for IBP, exceeding the previous record half-year totals established in 1995.

     Gross profit, measured as a percentage of net sales, fell slightly to 5.4% in the second quarter 1996 from 5.7% in the same 1995 period. For the six months ended June, 1996 gross profit measured 4.6% versus 4.8% in the first half of 1995. The lower 1996 figures were due primarily to reduced pork margins caused by tight hog supplies and startup expenses at the Logansport, Indiana, plant.

     IBP's selling prices and the prices it pays for live cattle and hogs are determined by constantly changing market forces of supply and demand, over which IBP has little or no control. Therefore, past results will not necessarily be indicative of future performance.

     SALES

     Second quarter 1996 net sales rose 2% over the same 1995 period. An increase in the average price of pork products sold and increased amounts of beef and pork products sold combined to offset a lower average price of beef products sold.

     For the six months ended June, 1996 net sales also rose 2% from the first half of 1995. A higher average price of pork products sold, a full six months of cow boning plant operations (only three months in 1995 for the three plants purchased in 1995 - a fourth plant in Palestine, Texas, was acquired in April 1996) and an increase in pounds of beef and pork products sold were the chief positive factors, overriding the effect of a lower average price of beef products sold.

     Year-to-date 1996 net export sales increased 14% from the first half of 1995 as pounds shipped and sales dollars have increased to all three major IBP export regions - Asia, the Americas and Europe. The company recently opened sales offices in Korea and Taiwan and plans to open an office in Mexico later this year to complement existing international sales centers in Tokyo, London and the corporate home office. Exports accounted for almost 16% of consolidated net sales in the first six months of 1996 versus 14% in the same 1995 period.

     COST OF PRODUCTS SOLD

     The second quarter 1996 increase in cost of products sold over 1995 was primarily attributable to a higher average cost of live hog purchases reduced partially by a lower average cost of live cattle purchases. Lower plant costs in the second quarter 1996 from the comparable 1995 quarter resulted mainly from a second quarter 1995 reduction in estimated salvage value for most corporate assets to better reflect actual experience. This salvage value adjustment increased second quarter and year-to-date 1995 costs by $17.1 million.

     For the six months ended June, the increase in 1996 cost of products sold versus 1995 was mostly the result of six months of cow boning operations in 1996 compared to three months in 1995. Meanwhile, the combination of a higher average price paid for hogs and an increase in pounds of beef and pork products sold more than offset the effect of a lower average price paid for cattle. Year-to-date 1996 plant costs rose over 1995 due to new operations (cow boning plants and the Logansport, Indiana, pork plant) and higher production volume-related costs at existing facilities.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Second quarter 1996 expense was 3% lower than in the second quarter 1995 due largely to reduced incentive compensation based upon operating earnings. Year-to-date 1996 expense increased 5% from 1995 due to growth in several corporate administrative areas to support new or expanding operations and higher export-related selling expense.

     INTEREST EXPENSE

     Net interest expense was reduced 79% in the second quarter and 76% in the year-to-date period ended June 29, 1996 versus the comparable 1995 periods. These reductions resulted in part from a lower effective interest rate due to the refinancing of substantially all of IBP's long-term obligations at lower rates early in 1996. Also, year-to-date 1996 borrowings averaged $100 million less than in the same 1995 period due to continued strong operating cash flows.

     INCOME TAXES

     The lower effective income tax rate of 38% in the first half of 1996 versus 39% in the same 1995 period reflects primarily the effect of increased export sales and their favorable treatment under IBP's Foreign Sales Corporation.

FINANCIAL CONDITION

     Total outstanding borrowings averaged $269 million in the first six months of 1996 compared to $369 million in the comparable 1995 period. There were no short-term borrowings outstanding at June 29, 1996, and available unused credit capacity under committed facilities of $450 million.

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

     Year-to-date capital expenditures through June 29, 1996 totaled $89 million compared to $71 million in the first six months of 1995. Current year spending included the addition of rendering and processing facilities at the company's Brooks, Alberta, Canada, beef plant, purchase of a cow processing facility in Palestine, Texas, and conversion of a facility in Columbia, South Carolina, for cooked meats production.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note D to the consolidated condensed financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of IBP, inc. was held on April 18, 1996, in Dakota City, Nebraska.

(b)  The following matters were voted upon at the annual meeting:

     (i)  The election of the members of the Board of Directors:

                  Richard L. Bond
                         Votes for:          77,209,313
                         Votes withheld:      1,580,038

                  John S. Chalsty
                         Votes for:          78,767,881
                         Votes withheld:         21,470

                  Dr. Wendy L. Gramm
                         Votes for:          78,765,314
                         Votes withheld:         24,037

                  David C. Layhee
                         Votes for:          77,320,333
                         Votes withheld       1,467,018

                  Eugene D. Leman
                         Votes for:          77,204,430
                         Votes withheld:      1,584,921

                  Robert L. Peterson
                         Votes for:          77,210,034
                         Votes withheld:      1,579,317

                  JoAnn R. Smith
                         Votes for:          78,769,376
                         Votes withheld:         19,975

                  Dale C. Tinstman
                         Votes for:          77,355,785
                         Votes withheld:      1,433,566

     (ii) Amendment to the Articles of Incorporation - Amendment to the Articles of Incorporation increasing the authorized shares of IBP Common Stock from 100,000,000 shares to 200,000,000 shares.

                         Votes for:          73,994,720
                         Votes against:       4,597,779
                         Votes abstained:       197,252

     (iii) 1996 Stock Option Plan - A stock option plan for management personnel of IBP.

                         Votes for:          55,423,495
                         Votes against:      22,471,673
                         Votes abstained:       639,433

     (iv) 1996 Officer Long-Term Stock Plan - A stock grant plan for the officers of IBP.

                         Votes for:          57,730,286
                         Votes against:      20,380,874
                         Votes abstained:       671,171


Item 6.  Exhibits and Reports on Form 8-K

(a) See Exhibit 11, statement regarding computation of earnings per share.

(b) No reports on Form 8-K were filed by the company during the quarter ended June 29, 1996.

EXHIBIT 11




                        IBP, inc. AND SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE

               (Amounts in thousands except per share data)



                                      13 Weeks Ended      26 Weeks Ended
                                    ------------------  ------------------
                                    June 29,   July 1,  June 29,   July 1,
                                      1996      1995      1996      1995
                                    --------   -------  --------  --------


Net earnings                        $86,988    $85,844  $140,015  $137,659
                                     ======     ======   =======   =======

PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding                      94,712    94,757    94,722     94,774
  Dilutive effect of shares under
    employee stock plans              2,188     1,790     2,121      1,546
                                     ------    ------    ------     ------
Common and common equivalent shares  96,900    96,547    96,843     96,320
                                     ======    ======    ======     ======

Primary earnings per share            $ .90     $ .89     $1.45      $1.43
                                       ====      ====      ====       ====



FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding per above            94,712    94,757    94,722     94,774
  Dilutive effect of shares under
    employee stock plans              2,310     2,152     2,323      2,196
                                     ------    ------    ------     ------
Common and common equivalent shares  97,022    96,909    97,045     96,970
                                     ======    ======    ======     ======

Fully-diluted earnings per share      $ .90     $ .89     $1.44      $1.42
                                       ====      ====      ====       ====

                                SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               IBP, inc.
                                             (Registrant)



Date   August 5, 1996              /s/   Robert L. Peterson
      -------------------          -------------------------
                                   Robert L. Peterson
                                   Chairman of the Board and
                                     Chief Executive Officer


                                   /s/   Larry Shipley
                                   -------------------------
                                   Larry Shipley
                                   Executive Vice President


                                   /s/   Craig J. Hart
                                   -------------------------
                                   Craig J. Hart
                                   Vice President and Controller