Form 10-Q
period 1996-09-28
IBP INC
filed 1996-11-06
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q



                     __________________________


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
             For the 39 weeks ended September 28, 1996

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

     As of November 1, 1996, the registrant had outstanding
96,657,986 shares of its common stock ($.05 par value).






                       PART I.  FINANCIAL INFORMATION

                         IBP, inc. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In thousands)
                                               September 28, December 30,
                                                   1996          1995
                                               ------------  -----------
                                               (Unaudited)
ASSETS

  CURRENT ASSETS:
    Cash and temporary investments              $   25,299    $  116,277
    Marketable securities                          142,388        63,851
    Accounts receivable, less allowance for
      doubtful accounts of $9,785 and $9,494       510,544       529,796
    Inventories (Note C)                           299,556       303,711
    Deferred income tax benefits and
      prepaid expenses                              53,673        55,255
                                                 ---------     ---------
        TOTAL CURRENT ASSETS                     1,031,460     1,068,890

  Property, plant and equipment,
    less accumulated depreciation
    of $680,863 and $632,666                       800,075       726,859
  Goodwill, net of accumulated amortization
    of $119,526 and $113,301                       208,710       208,434
  Other assets                                      51,675        23,418
                                                 ---------     ---------
                                                $2,091,920    $2,027,601
                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts and notes payable                  $  228,693    $  306,271
    Deferred income taxes and other
      current liabilities                          307,533       335,378
                                                 ---------     ---------
        TOTAL CURRENT LIABILITIES                  536,226       641,649

  Long-term debt and capital lease
    obligations                                    260,127       260,752
  Deferred income taxes and other
    liabilities                                    106,239       102,261

  STOCKHOLDERS' EQUITY:
    Common stock at par value                        4,750         4,750
    Additional paid-in capital                     428,138       432,726
    Retained earnings                              763,312       589,936
    Currency translation adjustments                   189           116
    Treasury stock                                  (7,061)       (4,589)
                                                 ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                 1,189,328     1,022,939
                                                 ---------     ---------
                                                $2,091,920    $2,027,601
                                                 =========     =========

  See accompanying notes to consolidated condensed financial statements.

                         IBP, inc. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                 (Unaudited)

                    (In thousands except per share data)


                             13 Weeks Ended              39 Weeks Ended
                      --------------------------  -------------------------
                      September 28, September 30, September 28, September 30,
                          1996          1995          1996          1995
                      ------------  ------------  ------------  ------------

Net sales               $3,175,940    $3,290,643    $9,520,930    $9,506,447
Cost of products sold    3,081,468     3,112,479     9,132,971     9,028,225
                         ---------     ---------     ---------     ---------
Gross profit                94,472       178,164       387,959       478,222

Selling, general and
  administrative
  expense                   28,523        33,603        93,211        95,123
                         ---------     ---------     ---------     ---------

EARNINGS FROM OPERATIONS    65,949       144,561       294,748       383,099

Interest expense, net          482         4,649         3,566        17,428
                         ---------     ---------     ---------     ---------
Earnings before income
  taxes                     65,467       139,912       291,182       365,671

Income tax expense          25,000        54,500       110,700       142,600
                         ---------     ---------     ---------     ---------

NET EARNINGS            $   40,467    $   85,412    $  180,482    $  223,071
                         =========     =========     =========     =========


Earnings per share           $ .42         $ .88         $1.87         $2.31
                              ====          ====          ====          ====

Dividends per share          $.025         $.025         $.075         $.075
                              ====          ====          ====          ====
Average common and common
   equivalent shares        96,652        96,910        96,734        96,508
                            ======        ======        ======        ======




See accompanying notes to consolidated condensed financial statements.

                        IBP, inc. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                              (In thousands)

                                                     39 Weeks Ended
                                             ----------------------------
                                             September 28,   September 30,
                                                 1996            1995
                                             ------------    ------------
                                                 Inflows (outflows)
NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                    $ 155,240       $ 100,537
                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities             (700,155)       (367,480)
  Proceeds from sales of marketable
   securities                                     595,624         343,722
  Capital expenditures                           (134,153)       (116,998)
  Other investing activities, net                   1,209           2,018
                                                 --------        --------
    Net cash flows used in investing
      activities                                 (237,475)       (138,738)
                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving credit
    borrowings                                   (200,000)           -
  Proceeds from issuance of long-term
    debt                                          197,871            -
  Net change in checks in process of
    clearance                                       7,475          17,375
  Dividends paid                                   (7,106)         (7,115)
                                                 --------        --------
  Other financing activities, net                  (7,555)         (6,132)
    Net cash flows (used in) provided by
      financing activities                         (9,315)          4,128
                                                 --------        --------
Effect of exchange rate on cash
  and cash equivalents                                572             664
                                                 --------        --------
Net change in cash and cash equivalents           (90,978)        (33,409)

Cash and cash equivalents at beginning
  of period                                       116,277          84,229
                                                 --------        --------
Cash and cash equivalents at end of
  period                                        $  25,299        $ 50,820
                                                 ========         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized         $ 11,422        $ 27,212
    Income taxes                                  107,017         158,121

  Depreciation and amortization expense            60,731          72,640


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

     In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP, inc. and its subsidiaries at September 28, 1996 and the results of their operations and their cash flows for the periods presented herein.

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


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                         September 28,     December 30,
                             1996              1995
                         ------------      -----------
                                (In thousands)
     Held for sale:
       Beef products       $171,910          $185,500
       Pork products         38,048            34,788
       Other                  8,946             8,478
                            -------           -------
                            218,904           228,766
     Livestock               28,255            25,355
     Supplies                52,397            49,590
                            -------           -------
                           $299,556          $303,711
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


     A complaint filed against IBP in April 1988 by the Department of Labor, Wage and Hour Division, in the United States District Court in Kansas seeks injunctive relief and back wages, plus interest, for certain hourly employees of the company. The case relates to compensation allegedly due for incidental activities of hourly employees before and after
     regular working hours.   In the liability phase of the case,
     the District Court ruled that certain incidental activities may be compensable time. The Tenth Circuit Court of Appeals affirmed the District Court's ruling. At a trial on the issue of the extent of damages, the trial court entered a judgment against IBP in July 1996, assessing damages in the amount of $6.7 million, interest included, all of which had been previously provided for, and injunctive relief. IBP has appealed the case back to the Tenth Circuit Court of Appeals for further review.

     A $15,004,000 jury verdict was returned against IBP in November 1994 in an Iowa State District Court. The plaintiff, a former IBP employee, sued the company and another former employee in February 1993 for slander and breach of fiduciary duty regarding his treatment as a workers' compensation claimant. The jury determined that the plaintiff sustained $4,000 in actual damages, and further returned a punitive damage award against IBP and the other defendant in the amount of $15,000,000, all of which was provided for by the company in 1994. On March 2, 1995, the Iowa State District Court entered an order reducing the punitive damages, to $100,000. Both IBP and the plaintiff have appealed the Court's March 2, 1995 post-trial order to the Iowa Supreme Court and are awaiting a decision.

               MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     IBP produced solid results in the third quarter 1996 despite challenging market conditions. A combination of tight livestock supplies and reduced export sales put significant pressure on operating margins, creating a difficult comparison to the strong third quarter 1995.

     Earnings from operations as a percentage of net sales measured 2.1% in the third quarter 1996 versus 4.4% in the third quarter 1995. For the nine months ended September, 1996 earnings from operations were 3.1% of net sales compared to 4.0% in 1995. The Fresh Meats division, with the exception of cow boning operations, and the Consumer Products division experienced less favorable results in the 1996 third quarter and year-to-date periods compared to 1995.

     Tighter live fed cattle and hog supplies in the third quarter 1996 versus 1995 had a negative effect on plant operating utilization. However, recent favorable industry reports on cattle placements into feedlots should have a positive effect on the availability of market-ready fed cattle later this year and into 1997. In addition, management believes that the effect of moderating grain prices from a good 1996 harvest and strong hog prices should encourage expanded production by hog producers.

     The matters discussed in this Form 10-Q contain forward-looking statements that involve risks and uncertainties including risk of changing market conditions with regard to livestock supplies and demand for the company's products, domestic and international regulatory risks, competitive and other risks over which IBP has little or no control. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.

     SALES

     Third quarter 1996 net sales slipped 3.5% from the third quarter 1995 due to a decrease in pounds of beef and pork products sold in IBP's core operations. The effect of this volume decrease was partially offset by an increase in the average price of beef and pork products sold and the addition of a fourth cow boning plant in Palestine, Texas, in the second quarter 1996.

     Net sales in the year-to-date period ended September 1996 were slightly higher than in the first nine months of 1995. A higher average price of pork products sold and a full nine months of cow boning operations (only six months in 1995 for the three plants purchased in 1995 and no prior year sales for the Palestine plant) were the principal positive factors. Offsetting negating factors included a lower average price of fed beef products sold and fewer pounds of fed beef and pork products sold.

     IBP's net export sales for the first nine months of 1996 were comparable to 1995 levels. The outbreak of a bacterial illness in Japan, the company's most significant export market, has resulted in food safety concerns by Far East retailers and consumers. These concerns significantly reduced IBP exports to the Pacific Rim during the third quarter 1996, even though the source of the illnesses remains unknown. Officials are looking into several possible sources, including such non-meat items as salads and seafood. Management expects that shipments to Japan will return to more normal levels as the outbreak ends and these concerns subside. Exports accounted for 12% of consolidated net sales in the third quarter 1996 and 14% in the first nine months of 1996 versus 15% and 14% in the comparative 1995 periods.

     COST OF PRODUCTS SOLD

     The 1% decrease in third quarter 1996 cost of products sold from 1995 was primarily attributable to a reduction in pounds of beef and pork products sold, offset somewhat by higher average prices paid for live cattle and hogs and costs added from production of the newly-acquired cow boning plant in Palestine, Texas.

     Year-to-date 1996 costs through September increased 1% from 1995 due in part to nine months of operations in 1996 for three cow boning plants purchased in 1995 versus six months in the prior year. Meanwhile, 1996 year-to-date livestock costs in the company's core fresh meats operations decreased from 1995 as reductions in the average price paid for live fed cattle and pounds of fed beef products sold were greater than the effect of an increase in the average price paid for live hogs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Third quarter 1996 expense was 15% lower than the year earlier period as a result of lower incentive compensation based upon operating earnings. Through nine months, 1996 expense decreased 2% from 1995 due to lower earnings-based incentive compensation offset somewhat by higher selling and administrative expense caused by expanding operations.

     INTEREST EXPENSE

     Net interest expense was reduced 90% in the third quarter and 80% in the year-to-date period ended September 28, 1996 versus the comparable 1995 periods. These reductions resulted in part from a lower effective interest rate due to the refinancing of substantially all of IBP's long-term obligations at lower rates early in 1996. Also, third quarter and year-to-date 1996 borrowings averaged over $100 million less than in the same 1995 periods due to continued strong operating cash flows.

     INCOME TAXES

     The lower quarterly and year-to-date 1996 income tax provisions compared to the same 1995 periods resulted primarily from the decreases in pre-tax earnings.


FINANCIAL CONDITION

     Total outstanding borrowings averaged $267 million in the first nine months of 1996 compared to $370 million in the comparable 1995 period. There were no short-term borrowings outstanding at September 28, 1996, and available unused credit capacity under committed facilities was $450 million.

     In January 1996, IBP completed its public offerings of $100 million principal amount of 6 1/8% Senior Notes due 2006 and $100 million principal amount of 7 1/8% Senior Notes due 2026. These offerings were part of a total shelf registration of $500 million. Proceeds from the offerings were used to reduce borrowings under IBP's revolving credit facility, which were classified as long-term obligations at December 30, 1995.

     Year-to-date capital expenditures through September 28, 1996 totaled $134 million compared to $117 million in the first nine months of 1995. Current year additions included construction of a processing facility at the company's Brooks, Alberta, Canada, beef plant, which is set to open in early 1997, purchase of a cow processing facility in Palestine, Texas, conversion of a facility in Columbia, South Carolina, for cooked meats production (scheduled for a fourth quarter 1996 start up) and expansions and/or improvements of box handling facilities at some of the company's major beef complexes.

                    PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     See Note D to the consolidated condensed financial statements.


Item 6.  Exhibits and Reports on Form 8-K

(a) See Exhibit 11, statement regarding computation of earnings per share.

(b) No reports on Form 8-K were filed by the company during the quarter ended September 28, 1996.

                                                           Exhibit 11

                          IBP, inc. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE

                 (Amounts in thousands except per share data)



                                     13 Weeks Ended        39 Weeks Ended
                                  --------------------  --------------------
                                  September  September  September  September
                                      28,        30,        28,        30,
                                     1996       1995       1996       1995
                                  ---------  ---------  ---------  ---------


Net earnings                        $40,467    $85,412   $180,482   $223,071
                                     ======     ======    =======    =======
PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding                      94,666     94,727     94,704     94,758
  Dilutive effect of shares under
    employee stock plans              1,986      2,183      2,030      1,750
                                     ------     ------     ------     ------
Common and common equivalent shares  96,652     96,910     96,734     96,508
                                     ======     ======     ======     ======

Primary earnings per share            $ .42      $ .88      $1.87      $2.31
                                       ====       ====       ====       ====
FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding per above            94,666     94,727     94,704     94,758
  Dilutive effect of shares under
    employee stock plans              2,002      2,371      2,074      2,464
                                     ------     ------     ------     ------
Common and common equivalent shares  96,668     97,098     96,778     97,222
                                     ======     ======     ======     ======


Fully-diluted earnings per share      $ .42      $ .88      $1.86      $2.29
                                       ====       ====       ====       ====

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               IBP, inc.
                                         ------------------------
                                             (Registrant)

    Date    November 5, 1996             /s/ Robert L. Peterson
          --------------------           -----------------------------
                                         Robert L. Peterson
                                         Chairman of the Board and
                                           Chief Executive Officer

                                         /s/ Larry Shipley
                                         -----------------------------
                                         Larry Shipley
                                         Executive Vice President

                                         /s/ Craig J. Hart
                                         -----------------------------
                                         Craig J. Hart
                                         Vice President and Controller