Form 10-Q/A
period 1996-09-28
IBP INC
filed 1996-11-22
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q/A



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


     As of November 1, 1996, the registrant had outstanding
94,657,986 shares of its common stock ($.05 par value).





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

                                  SIGNATURE
                                  ---------

     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IBP, inc.
                                        -------------------------
                                           (Registrant)

Date   November 22, 1996                /s/ Craig J. Hart
     ----------------------             -------------------------
                                        Craig J. Hart
                                        Vice President and Controller