Form 10-K
period 1996-12-28
IBP INC
filed 1997-03-28
CIK 52477

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                           FORM 10 - K

                     Washington, D.C.  20549

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

        THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended December 28, 1996
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

       The aggregate market value of the registrant's common stock held by non-affiliates (91,808,349 shares) based on the New
York Stock Exchange average bid and ask price on March 24, 1997, was approximately $2.24 billion.

       As of March 24, 1997, the registrant had outstanding
92,067,635 shares of its common stock.

               DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's 1996 Annual Report to Stockholders (the "Annual Report") are incorporated by reference in Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement dated March 24, 1997, (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index on page 13.

                          PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General
     IBP, inc., ("IBP") a Delaware corporation, principally produces fresh beef and pork products. IBP's primary products include boxed beef and fresh pork which are marketed mainly in the United States to grocery chains, meat distributors, wholesalers, retailers, restaurant and hotel chains, and processors who produce cured and smoked products, such as bacon, ham, luncheon meats and sausage items. IBP also produces inedible allied products, such as hides and other items used to manufacture products such as leather, animal feed and pharmaceuticals, and edible allied products, which include variety meat items.

     IBP operates an extensive sales network to service its customers with regional sales and service centers in the United States (including an independently-owned contractor in Los Angeles that is licensed to use IBP trademarks) as well as service centers in foreign countries. The mailing address of IBP's corporate headquarters is IBP Avenue, Post Office Box 515, Dakota City, Nebraska 68731-0515; its telephone number is (402) 494-2061. All references to "IBP" include IBP, inc. and its subsidiaries.

     IBP operates 12 fed beef carcass production facilities in eight cattle-producing states and Canada, which reduce live cattle to dressed carcass form. Eight of these locations include processing facilities which conduct fabricating operations to produce boxed beef. IBP also operates four cow boning facilities in Iowa, Nebraska and Texas, which reduce cows and bulls to dressed carcass form and boneless meat product. Fed beef consists primarily of young steers and heifers specifically raised for beef consumption. Cows and bulls processed by IBP are primarily breeding or dairy stock which have been culled for various reasons.

     IBP operates seven pork facilities in Indiana, Iowa and Nebraska that include carcass production and processing of fresh pork products employing a production process similar to that employed in its beef operation.

     On March 25, 1997, IBP entered into an Agreement and Plan of Merger (the "Merger Agreement") among the company, IBP Sub,
Inc. - a Delaware corporation and a wholly-owned subsidiary of IBP (the "Purchaser"), and FoodBrands America, Inc., a Delaware corporation ("Foodbrand"), providing for the acquisition of Foodbrand by IBP. Pursuant to the Merger Agreement, and subject to the terms and conditions therein, the Purchaser will commence a tender offer (the "Tender Offer") for any and all outstanding shares of common stock, par value $.01 per share, of Foodbrand
(the "Common Stock") at a price of $23.40 per share net to the seller in cash. Upon consummation of the Tender Offer, the Merger Agreement contemplates that the Purchaser will be merged with and into Foodbrand (the "Merger"), with Foodbrand being the surviving corporation and becoming a wholly-owned subsidiary of IBP. At the effective time of the Merger, each outstanding share of Common Stock (other than shares held by IBP, Foodbrand or their respective subsidiaries and other than shares the holders of which have validly perfected their dissenters rights under Delaware law) shall be cancelled and become the right to receive $23.40 per share in cash.

     Concurrently with the execution and delivery of the Merger Agreement, Joseph Littlejohn & Levy, L.P., a Delaware limited partnership, and Joseph Littlejohn & Levy Fund II, L.P., a Delaware limited partnership (together, "JLL"), entered into a Tender
Agreement dated as of March 25, 1997 (the "JLL Tender Agreement") among JLL, IBP and the Purchaser whereby JLL has agreed to tender all of their shares of Common Stock in the Tender Offer. Concurrently with the execution and delivery of the Merger Agreement, The Airlie Group, L.P., a Delaware limited partnership ("Airlie"), entered into a Tender Agreement dated as of March 25, 1997 (the "Airlie
Tender Agreement") among Airlie, IBP and the Purchaser whereby Airlie has agreed to tender a number of shares which, when taken together with the number of shares of Common Stock (i) beneficially owned by IBP or its subsidiaries and (ii) which IBP or its affiliates have the right to acquire from JLL pursuant to the JLL Tender Agreement, would cause IBP or its affiliates to beneficially own 49.9% of the aggregate voting power represented by the issued and outstanding capital stock of Foodbrand. In addition, each of JLL and Airlie has granted to the Purchaser an option to purchase shares of Common Stock upon certain circumstances, and each of JLL and Airlie has agreed to vote in favor of the Merger Agreement, the Merger and the transactions contemplated therein and to oppose any other acquisition proposal and to vote against any such acquisition proposal.

     The following table reflects the approximate percentages of revenues during the last three fiscal years from IBP's principal product categories, all of which are within one industry segment:


                               1996     1995    1994
                               ----     ----    ----
Processed Beef Products         62%      64%     66%
Beef Carcasses (1)               4        5       4
Processed Pork Products         20       17      17
Beef And Pork Allied Products   14       14      13
                               ---      ---     ---
                               100%     100%    100%
                               ===      ===     ===

(1) Represents beef carcasses sold to third parties that are not used in IBP's processing operation.


History of IBP's Business

     IBP was first incorporated in 1960. It began operations in 1961 with a single fed beef carcass production facility located near Denison, Iowa, in what was then the nation's major cattle-producing region. IBP grew in the Northern and Central Plains states over the following nine years and added beef plants in Dakota City, Nebraska; Emporia, Kansas; Luverne, Minnesota; and West Point, Nebraska. IBP expanded into the Southern Plains in 1975, when it built its Amarillo, Texas, facility near the large commercial feedlot operations of that region. In 1976, it moved into the Pacific Northwest through the acquisition and expansion of plants in Pasco, Washington, and Boise, Idaho. Company expansion continued in 1980 with construction of a facility in Finney County, Kansas, and in 1983 with the purchase and expansion of a plant in Joslin, Illinois. In 1990, IBP opened its Lexington, Nebraska, fed beef plant and in 1994 IBP purchased Lakeside Farm Industries, Ltd. ("Lakeside"), an agribusiness company with a fed beef plant in Brooks, Alberta, Canada, IBP's first plant outside of the United States.

     IBP began its cow boning operations in 1995 by acquiring facilities in Tama, Iowa; Gibbon, Nebraska; and Sealy, Texas. In 1996, IBP acquired its fourth cow boning facility in Palestine, Texas. The plants will supplement IBP's expansion into hamburger patty production.

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

     In 1995, IBP's newly formed Allied Group entered into a joint venture with Sand Livestock Systems, Inc. of Columbus,
Nebraska, and China's Shandong Province to develop a fully integrated pork production operation in China. Plans tentatively call for the joint venture to begin production in 1998.

     In 1994, the Consumer Products Division purchased Prepared Foods, Inc. from International Multifoods, Inc. Prepared Foods, Inc. is a wholly-owned subsidiary of IBP with a plant in Santa Teresa, New Mexico. In 1995 the Consumer Products Division purchased and renovated a facility in Columbia, South Carolina, for processing fresh meat into value-added, consumer-ready items. The Santa Teresa, New Mexico, plant, the Columbia, South Carolina, plant and the cooked meats facility connected to the Waterloo, Iowa, pork facility process fresh meat into value-added, consumer-ready items.

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

Operations

     Cattle and Hog Supplies

     IBP does not currently raise cattle or hogs in the United States. IBP's Canadian subsidiary, Lakeside, has cattle feeding facilities, other agricultural divisions and a beef carcass production and boxed beef processing facility. In 1996, Lakeside's feedlots provided approximately 19% of that facility's live cattle needs. IBP's main supply of live cattle and hogs is purchased by IBP buyers who are trained to select high quality animals that are candidates for higher yields. IBP's buyers purchase cattle and hogs on a daily basis, generally a few days before the animals are required for production, and live animals are generally held in IBP's holding pens for only a few hours.


     Production Process

     IBP's fed beef carcass production facilities reduce live fed cattle to dressed carcass form and process allied products, and its processing facilities conduct fabricating operations to produce boxed beef. IBP's fed carcass and beef processing facilities operated in 1996 at approximately 85% and 88%, respectively, of their production capacities.

     IBP's cow boning facilities produce beef trimmings and boneless cuts of beef that are sold to customers who produce hamburger, sausage and deli meats. IBP's cow boning facilities operated in 1996 at approximately 70% of their production capacity.

     IBP's pork facilities produce fresh boxed pork for shipment to retailers and also produce pork bellies, hams and boneless picnic meat for shipment to customers who further process the pork into bacon, cooked hams, luncheon meats and sausage items. In 1996, IBP's pork plants operated at approximately 68% of their production capacity.

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

     Consumer Products Division

     Management believes that significant opportunities exist for the sale of value-added, consumer-ready products as consumer acceptance of such products grows and packaging technology improves. Currently, the Consumer Products Division produces cooked meats for food service customers and other consumer-ready products. The Consumer Products Division is continually exploring the potential for additional consumer-ready products.


Facilities

     The corporate headquarters of IBP are located primarily in Dakota City, Nebraska, with some facilities in Dakota Dunes, South Dakota. IBP has recently begun construction of a new corporate headquarters in Dakota Dunes, South Dakota that is expected to be completed in the Fall of 1997. IBP believes that its plants are among the most modern in the world and strives to maintain and enhance its facilities. Generally, plants and additions are designed and constructed by IBP's personnel. IBP considers its existing plants and equipment to be in excellent condition. IBP's capital spending for 1997 is expected to be in the range of $200 million, which includes expenditures for environmental compliance activities. Its principal plants as of December 28, 1996, are described below.

     Beef

     IBP's eleven United States fed beef carcass production facilities are located in the states of Idaho, Illinois, Iowa, Kansas, Minnesota, Nebraska, Texas and Washington. IBP's twelfth fed beef carcass production facility is in Alberta, Canada. At these locations, eight have processing facilities, eight have hide treatment or tanning operations, five have cold storage freezer operations and one has a tallow refining plant. IBP's cow boning facilities are located in Iowa, Nebraska and Texas.

     Pork

     IBP's seven pork carcass production and seven processing facilities are located in the states of Indiana, Iowa and Nebraska. At these locations, four have cold storage freezer operations and two have skinning operations.

     Consumer Products

     IBP's cooked meats facilities are in Iowa, New Mexico and South Carolina. IBP's two ham processing facilities are located next to pork facilities in Iowa and Nebraska.


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

     IBP sells to international customers through foreign and domestic sales offices. In fiscal 1996, export sales accounted for approximately 13% of IBP's net sales, which compares to approximately 14% in fiscal 1995 and 13% in fiscal 1994.

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

     In addition to price, product quality, product mix, location and service are important competitive elements in the sale of fresh beef and pork products.

     IBP is the largest producer of fresh beef and pork products in the United States. IBP believes that its two largest beef competitors in 1996 were ConAgra, Inc. ("ConAgra") and Excel Corporation, a subsidiary of Cargill, Inc. It believes that its largest pork competitors in 1996 were Smithfield, ConAgra and Hormel.


Employees

     As of December 28, 1996, IBP had approximately 34,000 employees. Whenever possible, production employees are recruited locally and trained by IBP for specific tasks.

     IBP considers its relations with its employees at its plants to be good. Approximately 10,000 hourly employees at seven of IBP's 28 production facilities are represented by labor organizations. The labor contracts applicable to these plants expire as follows:

                                            Contract Expiration
     Plant                 Union                      Date
---------------------    -------------      --------------------

Amarillo, Texas          Teamsters (1)            April 1998

Pasco, Washington        Teamsters (1)            May 1999

Tama, Iowa               Teamsters (1)            January 2001

Dakota City, Nebraska    UFCW(2)                  August 1999

Joslin, Illinois         UFCW(2)                  December 2000

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

       IBP is subject to federal, state and local laws and regulations governing environmental protection, which require significant expenditures to maintain compliance. IBP believes that it is in substantial compliance with such laws and regulations. IBP is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs. IBP incurred $4 million in capital expenditures for environmental control facilities in fiscal 1996 and anticipates capital expenditures of approximately $22 million for such facilities in fiscal 1997.

               EXECUTIVE OFFICERS OF THE REGISTRANT

                           Age at    Positions With IBP and
                         January 27,  Five-Year Employment
Name                        1997            History
------------------------ ----------  -----------------------------

Richard L. Bond             49       President -- Fresh Meats
                                     since 1995; 1994-1995
                                     Executive Vice President --
                                     Beef; 1989-1994 Group Vice
                                     President -- Beef Sales and
                                     Marketing; 1982-1989 Vice
                                     President -- Boxed Beef
                                     Sales and Marketing


Kenneth W. Browning, Jr.    47       Executive Vice President
                                     since 1996; 1989-1996
                                     Senior Vice President --Hide
                                     Division; 1982-1989 Vice
                                     President -- Hides


Lonnie O. Grigsby           57       Executive Vice President
                                     and General Counsel since
                                     1995; Secretary since 1985;
                                     1988-1995 Executive Vice
                                     President -- Finance &
                                     Administration; General
                                     Counsel 1985-1990 and since
                                     1993; 1987-1988 Senior Vice
                                     President; 1985-1987 Vice
                                     President


Craig J. Hart               41       Vice President --
                                     Controller since 1995;
                                     1993-1995 Assistant Vice
                                     President, Controller;
                                     1990-1993 Controller

David C. Layhee             52       President -- Consumer
                                     Products since 1995; 1994-
                                     1995 Executive Vice President
                                     -- Design Products; 1989-1994
                                     Group Vice President -- Design
                                     Products; 1983-1989 Group
                                     Vice President -- Sales &
                                     Marketing


Eugene D. Leman             54       President -- Allied Group
                                     since 1995; Director since
                                     1989; 1986-1995 Executive
                                     Vice President -- Pork
                                     Division; 1981-1986 Group
                                     Vice President -- Pork
                                     Division


James V. Lochner            44       Executive Vice President --
                                     Technical Services/
                                     Engineering since 1995;
                                     1993-1995 Senior Vice
                                     President -- Technical
                                     Services; 1989-1993 Vice
                                     President -- Technical
                                     Services; 1986-1989
                                     Assistant Vice President
                                     Quality Control -- Beef;
                                     1984-1986 Director --
                                     Quality Control


Charles F. Mostek           49       Executive Vice President --
                                     Fresh Meats Sales and
                                     Marketing since 1995; 1989-
                                     1995 Vice President -- Beef
                                     Sales; 1985-1989 Vice
                                     President -- Slaughter
                                     Division Sales; 1981-1985
                                     Assistant Vice President --
                                     Carcass Grading and
                                     Administration


Robert L. Peterson          64       Chairman of the Board of
                                     Directors since 1981; Chief
                                     Executive Officer since
                                     1980; Director since 1976;
                                     1979-1995 President


Kenneth L. Rose             52       Executive Vice President --
                                     Operations Services since
                                     1995; 1989-1995 Senior Vice
                                     President -- Logistics
                                     Services; 1982-1989 Vice
                                     President -- Transportation

Jerry S. Scott              51       Executive Vice President --
                                     Fresh Meats Operations
                                     since 1995; 1986-1995 Vice
                                     President -- Pork
                                     Operations


Larry Shipley               41       Executive Vice President --
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


ITEM 3.  LEGAL PROCEEDINGS

      Incorporated by reference from the Annual Report, page
19, section entitled "Notes to Consolidated Financial
Statements," at note "J. Commitments and Contingencies."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of IBP's security holders during the fourth quarter of 1996.


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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

       Incorporated by reference from the Proxy Statement, page
11, section entitled "INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS."



                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference from the Proxy Statement, pages 2-4, section entitled "ELECTION OF DIRECTORS" and reference is also made to the information regarding executive officers set forth in "EXECUTIVE OFFICERS OF THE REGISTRANT" in
Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

        Incorporated by reference from the Proxy Statement, pages 7-10, section entitled "SUMMARY COMPENSATION TABLE"; "OPTION GRANTS TABLE," "AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE," "PERFORMANCE GRAPH," and from pages 4-5, section entitled "ELECTION OF DIRECTORS," subsection "Information Regarding Director's Compensation."


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

      1. Consolidated Financial Statements          Location
         ---------------------------------     ---------------------

         Report of Independent Accountants     Annual Report, page
                                               23 and pages 17 and
                                               18 of this report

         Consolidated Statements of Earnings   Annual Report, page 9

         Consolidated Balance Sheets           Annual Report, pages
                                               10-11

         Consolidated Statements of Cash Flows Annual Report, page
                                               12

         Consolidated Statements of Changes    Annual Report, page
           in Stockholders' Equity             13

         Notes to Consolidated Financial       Annual Report, pages
           Statements                          14-19


     2.  Financial Statement Schedule
         ----------------------------

         Reports of Independent Accountants on Financial
         Statement Schedules

         Schedule II      Valuation and Qualifying Accounts and
                          Reserves

         All other schedules are omitted because they are not applicable or not required.

     3.  Exhibits
         --------

     2.1 Agreement and Plan of Merger, dated as of March 25, 1997, among IBP, IBP Sub, Inc. and Foodbrands
               America, Inc.

     2.2       Tender Agreement dated as of March 25, 1997 among
               IBP, IBP Sub, Inc., Joseph Littlejohn & Levy, L.P.
               and Joseph Littlejohn & Levy Fund II, L.P.

     2.3       Tender Agreement dated as of March 25, 1997 among
               IBP, IBP Sub, Inc. and The Airlie Group, L.P.

     3.1       Restated Certificate of Incorporation of IBP.

     3.2       Restated By-laws of IBP.

     10.5*     IBP's 1987 Stock Option Plan (filed as Exhibit No.
               28(a) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441)
               (Executive Compensation Plan).

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

     10.5.5*   IBP 1993 Stock Option Plan (filed as Exhibit No.
               10.5.5 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 25, 1993, File
               No. 1-6085).

     10.5.6    1996 Officer Long-Term Stock Plan.

     10.5.7    1996 Stock Option Plan.

     10.14* Form of IBP's Indemnification Agreement with officers and directors (filed as Exhibit No. 10.18 to IBP's Registration Statement on Form S-1, dated
               August 19, 1987, File No. 1-6085).

     10.21* Credit Agreement (Revolving/Term Credit Facility) dated as of December 21, 1995, between IBP, inc. and various lenders with First Bank National Association as Administrative Agent and Bank of America National Trust and Savings Association as Co-Agent.

     10.23* Intercompany Agreement, dated as of September 4, 1991, between IBP and Occidental Petroleum Corporation (filed as Exhibit No. 10.23 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 28, 1991, File No. 1-6085).

     10.24     Employment Agreement, effective as of December 22,
               1995, between IBP and Jerry S. Scott.

     10.25*    Employment Agreement, effective as of March 1,
               1995, between IBP and Richard L. Bond.

     10.26*    Employment Agreement, effective as of March 1,
               1995, between IBP and Eugene D. Leman.

     10.27*    Employment Agreement, effective as of March 1,
               1995, between IBP and David C. Layhee.

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

     13.       1996 Annual Report to Stockholders.

     16.*      Letter regarding change in certifying accountant.

     21.       Subsidiaries of IBP, inc. as of December 28, 1996.

     22.*      Matters submitted to vote of security holders
               (filed as Item 4 to the Quarterly Report on Form
               10-Q for the 26 weeks ended June 29, 1996, File
               No. 1-6085).

     23.1      Consent of Independent Public Accountants (Coopers
               & Lybrand L.L.P.).

     23.2      Consent of Independent Public Accountants (Price
               Waterhouse LLP).

     99.1      Press release of IBP dated March 26, 1997.
__________________
* Incorporated herein by reference

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

                 REPORT OF INDEPENDENT ACCOUNTANTS
                 ---------------------------------



To the Board of Directors and Stockholders of IBP, inc.

     Our report on the consolidated financial statements of IBP, inc.
has been incorporated by reference in this Form 10-K from page 23 of the 1996 Annual Report to Stockholders of IBP, inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule as of December 28, 1996 and December 30, 1995 and for the years then ended listed in Item 14(a)2 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

Omaha, Nebraska
January 24, 1997












                                -17a-


                REPORT OF INDEPENDENT ACCOUNTANTS
                ---------------------------------
                  FINANCIAL STATEMENT SCHEDULE
                  ----------------------------




To the Board of Directors of
IBP, inc.


Our audits of the consolidated financial statements referred to in our report dated February 3, 1995 appearing on page 23 of the 1994 Annual Report to Stockholders of IBP, inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule at December 31, 1994 and for the fiscal year then ended listed in item 14(a)2 of this Annual Report on Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Chicago, Illinois
February 3, 1995






















                                -17b-


                        IBP, inc. AND SUBSIDIARIES

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               AND RESERVES

                     Fiscal Years 1994, 1995 and 1996
                              (In thousands)



                                                    Allowance
                                                   for Doubtful
                                                     Accounts
                                                   ------------

  Balance, December 25, 1993                         $4,198

    Amounts charged to costs and expenses             4,852
    Recoveries of amounts previously
      written off                                        89
    Write-off of uncollectible accounts                (552)
    Other                                               810
                                                      -----
  Balance, December 31, 1994                          9,397

    Amounts charged to costs and expenses               478
    Recoveries of amounts previously
      written off                                       106
    Write-off of uncollectible accounts                (508)
    Other                                                21
                                                      -----
  Balance, December 30, 1995                          9,494

    Amounts charged to costs and expenses               379
    Recoveries of amounts previously
      written off                                       115
    Write-off of uncollectible accounts                (112)
    Other                                                (3)
                                                      -----
  Balance, December 28, 1996                         $9,873
                                                      =====

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                         IBP, inc.


                         By: /s/ Robert L. Peterson
                             ------------------------
                         Robert L. Peterson
                         Chairman of the Board
                         and Chief Executive Officer
                         Date:  03/27/97
                              ---------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                         Title                   Date
-------------------------       ------------------------     ---------

/s/ Robert L. Peterson          Chairman of the Board        03/27/97
----------------------          and Chief Executive          ---------
Robert L. Peterson              Officer (principal
                                executive officer)

/s/ Larry Shipley               Executive Vice               03/27/97
----------------------          President - Corporate        ---------
Larry Shipley                   Development (principal
                                financial officer)

/s/ Craig J. Hart               Vice President and           03/27/97
----------------------          Controller                   ---------
Craig J. Hart

/s/ Richard L. Bond             Director                     03/27/97
----------------------                                       ---------
Richard L. Bond

/s/ John S. Chalsty             Director                     03/24/97
----------------------                                       ---------
John S. Chalsty

/s/ Wendy L. Gramm              Director                     03/24/97
----------------------                                       ---------
Wendy L. Gramm

     Signature                      Title                      Date
------------------------        -----------------            --------

/s/ David C. Layhee             Director                     03/27/97
------------------------                                     ---------
David C. Layhee

/s/ Eugene D. Leman             Director                     03/27/97
------------------------                                     ---------
Eugene D. Leman

/s/ Martin A. Massengale        Director                     03/22/97
------------------------                                     ---------
Martin A. Massengale

/s/ JoAnn R. Smith              Director                     03/21/97
------------------------                                     ---------
JoAnn R. Smith

/s/ Dale C. Tinstman            Director                     03/21/97
------------------------                                     ---------
Dale C. Tinstman