Form 10-Q
period 1997-03-29
IBP INC
filed 1997-05-09
CIK 52477

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




                     _________________________


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
             For the 13 weeks ended March 29, 1997


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

                      YES [X]      NO [ ]


      As of May 1, 1997, the registrant had outstanding
92,067,635 shares of its common stock ($.05 par value).




                PART I. FINANCIAL INFORMATION

                 IBP, inc. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands)

                                               March 29,    December 28,
                                                 1997           1996
                                              ----------    ------------
                                              (Unaudited)
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                 $   44,892      $   94,164
    Marketable securities                         57,322         169,476
    Accounts receivable, less allowance for
      doubtful accounts of $9,972 and $9,873     510,127         500,781
    Inventories (Note C)                         311,240         299,700
    Deferred income tax benefits
      and prepaid expenses                        47,174          46,464
                                               ---------       ---------
      TOTAL CURRENT ASSETS                       970,755       1,110,585


  Property, plant and equipment,
    less accumulated depreciation
    of $714,679 and $697,510                     827,456         816,206
  Goodwill, net of accumulated amortization
    of $123,744 and $121,644                     204,487         206,587
  Other assets                                    49,426          41,117
                                               ---------       ---------
                                              $2,052,124      $2,174,495
                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Accounts payable                          $  228,699      $  299,785
    Deferred income taxes and other
      current liabilities                        289,024         304,346
                                               ---------       ---------
        TOTAL CURRENT LIABILITIES                517,723         604,131

  Long-term debt and capital lease
    obligations                                  259,688         260,008
  Deferred income taxes and other
    liabilities                                  103,798         106,701

  STOCKHOLDERS' EQUITY:
    Common stock at par value                      4,750           4,750
    Additional paid-in capital                   425,232         427,456
    Retained earnings                            809,181         779,199
    Currency translation adjustments                (923)            (32)
    Treasury stock                               (67,325)         (7,718)
                                               ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY               1,170,915       1,203,655
                                               ---------       ---------
                                              $2,052,124      $2,174,495
                                               =========       =========


See accompanying notes to consolidated condensed financial statements.

                           IBP, inc. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                   (Unaudited)

                       (In thousands except per share data)




                                                   13 Weeks Ended
                                              March 29,       March 30,
                                                1997            1996
                                             ----------      ----------

      Net sales                              $3,134,590      $3,084,722
      Cost of products sold                   3,051,478       2,966,822
                                              ---------       ---------
      Gross profit                               83,112         117,900

      Selling, general and
        administrative expense                   31,252          30,497
                                              ---------       ---------
      EARNINGS FROM OPERATIONS                   51,860          87,403

      Interest expense, net                         550           1,776
                                              ---------       ---------
      Earnings before income taxes               51,310          85,627

      Income tax expense                         19,000          32,600
                                              ---------       ---------
      NET EARNINGS                           $   32,310      $   53,027
                                              =========       =========

      Earnings per share                          $ .34           $ .55
                                                   ====            ====
      Dividends per share                         $.025           $.025
                                                   ====            ====
      Average common and common
        equivalent shares                        95,731          96,865
                                                 ======          ======








   See accompanying notes to consolidated condensed financial statements.

                             IBP, inc. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  13 Weeks Ended
                                            March 29,       March 30,
                                              1997            1996
                                            --------       ---------
                                                Inflows (outflows)
   NET CASH FLOWS USED IN OPERATING
     ACTIVITIES                            $ (67,584)      $ (49,316)
                                            --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposals of marketable
    securities                               303,974         130,970
  Purchases of marketable securities        (200,078)       (117,334)
  Capital expenditures                       (31,226)        (33,806)
  Other investing activities, net                (45)           (649)
    Net cash flows provided by              --------        --------
      (used in) investing activities          72,625         (20,819)
                                            --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchases of treasury stock                (59,607)           (485)
  Net change in checks in process
    of clearance                              10,086          32,418
  Payment of dividends                        (2,366)         (2,369)
  Proceeds from issuance of long-term
    debt                                          67         197,862
  Net change in revolving credit
    borrowings                                  -           (200,000)
  Other financing activities, net             (2,577)         (2,157)
  Net cash flows (used in) provided by      --------        --------
    financing activities                     (54,397)         25,269
                                            --------        --------
Effect of exchange rate on cash and
  cash equivalents                                84            (962)
                                            --------        --------
Net decrease in cash and
  cash equivalents                           (49,272)        (45,828)
Cash and cash equivalents at beginning
  of period                                   94,164         116,277
                                            --------        --------
Cash and cash equivalents at end of
  period                                   $  44,892       $  70,449
                                            ========        ========
SUPPLEMENTAL INFORMATION:
  Cash payments during the periods for:
    Interest, net of amounts capitalized     $ 4,638         $   529
    Income taxes, net of refunds received       (983)          6,062

  Depreciation and amortization expense       20,919          19,939



See accompanying notes to consolidated condensed financial statements.

                   IBP, inc. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.    GENERAL

      The consolidated condensed balance sheet of IBP, inc. and subsidiaries ("IBP") at December 28, 1996 has been taken from audited financial statements at that date and condensed. All other consolidated condensed financial statements contained herein have been prepared by IBP and are unaudited. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K for the year ended December 28, 1996.

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP, inc. and its subsidiaries as of March 29, 1997, and the results of their operations and their cash flows for the periods presented herein.

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

C.    INVENTORIES

      Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                              March 29,   December 28,
                                1997          1996
                             ---------    -----------
                                  (In thousands)

      Held for sale:
        Beef products        $173,767        $169,068
        Pork products          43,622          39,913
        Other                   7,314           8,460
                              -------         -------
                              224,703         217,441
      Livestock                30,075          28,345
      Supplies                 56,462          53,914
                              -------         -------
                             $311,240        $299,700
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

      A $15,004,000 jury verdict was returned against IBP in November 1994 in an Iowa State District Court. The
      plaintiff, a former IBP employee, sued the company and another former employee in February 1993 for slander and breach of fiduciary duty regarding his treatment as a workers' compensation claimant. The jury determined that the plaintiff sustained $4,000 in actual damages, and further returned a punitive damage award against IBP and the other defendant in the amount of $15,000,000, all of which was provided for by the company in 1994. Although the District Court reduced punitive damages to $100,000, on appeal the Iowa Supreme Court ordered IBP to pay $2,000,000 in punitive damages. The company reduced its $15,000,000 reserve for this case to $100,000 in the fourth quarter 1996, with expected insurance coverage for the remaining $1,900,000. In the first quarter 1997, the Iowa Supreme Court denied IBP's request for a rehearing and judgment was entered accordingly by the District Court. IBP intends to petition the United States Supreme Court for further review.

      In  January  1997,  the  State  of Illinois  filed  a   civil
      enforcement action against IBP in Illinois District Court alleging violations of odor nuisance laws occurring at IBP's Joslin, Illinois, facility. The State of Illinois is suing for odor violations occurring from September 1994 to date, and for abatement of the odor nuisance. The odor violations are subject to daily penalties that could, in total, exceed $100,000. The company denies liability and is contesting the litigation.

E.    ACQUISITION OF FOODBRANDS AMERICA, INC.

      On May 5, 1997, IBP Sub, Inc., a Delaware corporation (the "Offeror") and a wholly-owned subsidiary of IBP Foodservice, L.L.C., a Delaware limited liability company whose sole members are IBP, inc., a Delaware corporation ("IBP"); Prepared Foods, Inc., a Texas corporation and a wholly-owned subsidiary of IBP; and IBP Caribbean, Inc., a Cayman Islands company and a wholly-owned subsidiary of IBP, completed its

                   IBP, inc. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED



      offer to purchase all outstanding shares of common stock, par value $.01 per share, of Foodbrands America, Inc., a Dela-ware corporation ("Foodbrands"), at a purchase price of $23.40 per share, net to the seller in cash, without inte-rest, upon the terms and subject to the conditions set forth in the offer to purchase ("Offer"). Pursuant to the Offer, 11,581,740 shares, or 92.9%, of the shares were tendered to the Offeror. These shares, combined with 497,800 shares pre-viously held, gave the Offeror control of approximately 97% of Foodbrands' shares.

      On May 7, 1997, the Offeror was merged with Foodbrands and Foodbrands became the surviving corporation and wholly-owned by IBP Foodservice, L.L.C. Shares not tendered pursuant to the Offer were canceled and the holders of such shares are entitled to receive $23.40 per Share unless the shareholder properly perfects his dissenter's rights under the Delaware General Corporation Law.

      The total  funds required by  the  Offeror to  consummate the
      Offer and the Merger and to pay related fees and expenses were approximately $288 million, excluding Foodbrands' debt and approximately $50 million of merger-related fees, expe-nses and contingent change of control obligations. Food-brands' obligations were funded in part with its own working capital and credit facilities and in part by IBP. The source of IBP funds for the Offer included available cash and bor-rowing from a syndicate of banks pursuant to the Amended and Restated Multi-Year Credit Agreement (the "Credit Facility") dated December 21, 1995, among IBP, Bank of America National Trust and Savings Association, as Co-Agent, and First Bank National Association, as Administrative Agent, which provides for borrowings up to an aggregate principal amount of $500 million. The Credit Facility is a revolving facility with a maturity date of December 20, 2000, which may be extended for one year increments annually with the consent of the banks involved.

      Pro forma financial statements have not been included with this report. The pro forma information will be available as soon as is practicable but, in any event, not later than 75 days from the merger date (May 7, 1997).

          MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     IBP registered solid financial results in the first quarter 1997 amid continued difficult market conditions for IBP's fresh meats operations. These results were lower than the record first quarter 1996 net earnings primarily because of lower 1997 beef and pork export sales and lower pork processing capacity utilization. Fluctuations in export sales and processing capacity utilization have a significant impact upon profit margins for IBP's products.

     Earnings from operations as a percentage of net sales measured 1.7% in the first quarter 1997 versus 2.8% in the first quarter 1996. All major divisions experienced less favorable results in the first three months of 1997 compared to the year-earlier period.

     The company increased pork production and capacity utilization in the eastern Corn Belt by adding a second shift at its Logansport, Indiana, facility in April 1997. Meanwhile, tight hog supplies and excess industry processing capacity in the western Corn Belt have prompted several pork processors, including IBP, to scale back their processing operations. The company announced in February 1997 that it would indefinitely curtail second-shift carcass production and most processing activities at its Louisa County, Iowa, plant. In addition, IBP's Council Bluffs, Iowa, facility ceased carcass production and most processing activities in late April 1997.

     Management believes that the effective transfer of production to its Logansport plant (due to more abundant supplies of quality hogs) from Louisa County and Council Bluffs, the effect of industry production cutbacks, and expected increasing numbers of market-ready hogs later this year will have a positive impact on the performance of IBP's pork operations.

     Management expects that fed beef production in the second half of 1997 should be equal to or better than in the last six months of 1996. This expectation is based upon higher reported April 1, 1997 cattle on feed numbers and first quarter 1997 placements of cattle into feedlots compared to a year ago.

     The matters discussed herein contain forward-looking statements that involve risks and uncertainties including risk of changing market conditions with regard to livestock supplies and demand for the company's products, domestic and international regulatory risks, competitive and other risks over which IBP has little or no control. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.

     FOODBRANDS ACQUISITION

     On May 7, 1997, the company, through certain subsidiaries, acquired 100% ownership of Foodbrands America, Inc. (see Note E to the consolidated condensed financial statements for a more detailed description of this transaction). The company paid approximately $288 million in cash for the outstanding shares and related fees and expenses. The company also assumed Foodbrands' outstanding debt of $341 million. Additional fees, expenses and obligations of Foodbrands accelerated by or contingent upon a change of control of Foodbrands totaled approximately $50 million, $7 million of which had been previously provided for by Foodbrands.

     Management believes the Foodbrands acquisition represents a significant advancement in its strategy to diversify beyond the core fresh meat processing business and extend its product base with value-added, branded products. Foodbrands is a leading U.S. producer, marketer and distributor of frozen and refrigerated products to the "away from home" food preparation market, the fastest-growing segment of the food industry. The leader in the pizza toppings industry, Foodbrands is also a major provider of value-added, pork-based products to the food service industry. Foodbrands produces over 1,600 branded and custom products, including pizza toppings and crusts, burritos, frozen stuffed pastas, breaded appetizers, soups, sauces and side dishes as well as deli meats and processed beef, poultry and pork products.

     SALES

     The 1.6% increase in 1997 net sales over the first quarter
1996 was chiefly attributable to increases in the average selling price of fresh pork products and beef hides. These positive factors were partially offset by reductions in pounds of fresh beef and pork products sold.

     IBP's net export sales for the first three months of 1997 were 21% lower than the record-high exports in the first quarter 1996.
A mid-1996 food safety scare in Japan depressed exports to IBP's highest-volume export destination. However, export sales to Japan have increased since the fourth quarter 1996 and management expects that IBP will experience continued sales growth to this country.

     A ban by Taiwan on exports of pork from their country should result in increased U.S. and, correspondingly, IBP pork exports to Japan. The ban is due to disease problems in Taiwan's swine herd and could possibly be in effect for several years. Taiwan was previously the top supplier of pork to Japan.

     COST OF PRODUCTS SOLD

     The cost of products sold in the first quarter 1997 rose almost 3% from the first quarter 1996. Increases in the average price paid for live cattle and hogs were partially offset by decreases in pounds of beef and pork products sold. Livestock costs comprised approximately 87% of cost of products sold for both the 1997 and 1996 first quarters.

     Plant costs were higher in the first three months of 1997 versus 1996 due in large part to new operations. The company commenced beef fabrication activities at the Lakeside facility in Brooks, Alberta, Canada, in the first quarter 1997. In addition, the company's Palestine, Texas, cow boning plant was purchased subsequent to the first quarter 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling expense increased in the first quarter 1997 versus a year ago due to efforts to build market share in consumer products and international sales. General and administrative expense was slightly lower in the first quarter 1997 compared to the same 1996 period as reduced earnings-based incentive compensation offset higher personnel and professional services costs.

     INTEREST EXPENSE

     First quarter 1997 net interest expense was 69% lower than that incurred in the first quarter 1996. An increase in interest capitalized on construction projects and 4% lower average borrowings were the principal reasons for the lower 1997 net expense.

     INCOME TAXES

     The lower 1997 income tax provision compared to the first quarter 1996 resulted primarily from the decrease in pre-tax earnings.


FINANCIAL CONDITION

     Total outstanding borrowings averaged $265 million in the first three months of 1997 compared to $277 million in the comparable 1996 period. There were no short-term borrowings outstanding at March 29, 1997, and available unused credit capacity under committed facilities was $450 million.

     Year-to-date capital expenditures through March 29, 1997 totaled $31 million compared to $34 million in the first three months of 1996. Current year spending went primarily toward the Lakeside beef processing facility and toward equipment replacements and modifications to existing facilities.

     The company purchased almost 2.6 million shares of its own stock in the first quarter 1997 for approximately $60 million (average $23.29 per share). These shares will be used to meet the future needs of the company's stock-based employee benefit programs. The company chose to repurchase outstanding shares rather than issue new shares to avoid diluting the ownership of current shareholders.

                   PART II.  OTHER INFORMATION




Item 1.   Legal Proceedings

     See Note D to the consolidated condensed financial statements.


Item 6.   Exhibits and Reports on Form 8-K

      (a) See Exhibit 11, statement regarding computation of earnings per share.

Exhibit 11


                     IBP, inc. AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER SHARE

                (In thousands except per share data)




                                             13 Weeks Ended
                                        March 29,       March 30,
                                          1997            1996
                                        --------        --------

NET EARNINGS                             $32,310         $53,027
                                          ======          ======

PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares outstanding     93,893          94,733
  Dilutive effect of shares under
    employee stock plans                   1,838           2,132
                                          ------          ------
  Common and common equivalent shares     95,731          96,865
                                          ======          ======

Primary earnings per share                 $ .34           $ .55
                                            ====            ====



FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares outstanding     93,893          94,733
  Dilutive effect of shares under
    employee stock plans                   1,971           2,187
                                          ------          ------
  Common and common equivalent shares     95,864          96,920
                                          ======          ======

Fully-diluted earnings per share           $ .34           $ .55
                                            ====            ====

                            SIGNATURES


      Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         IBP, inc.
                                 ------------------------
                                       (Registrant)


         May 9, 1997             /s/ Robert L. Peterson
     --------------------        --------------------------
            Date                 Robert L. Peterson
                                 Chairman of the Board and
                                   Chief Executive Officer


                                 /s/ Larry Shipley
                                 --------------------------
                                 Larry Shipley
                                 Executive Vice President



                                 /s/ Craig J. Hart
                                 --------------------------
                                 Craig J. Hart
                                 Vice President and
                                   Controller