Form 10-Q
period 1997-06-28
IBP INC
filed 1997-08-06
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q


                       ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 28, 1997

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

                             YES [X]    NO [ ]

   As of August 1, 1997, the registrant had outstanding 92,050,069 shares of its common stock ($.05 par value).





                      PART I.  FINANCIAL INFORMATION

                        IBP, inc. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                    June 28,    December 28,
                                                      1997          1996
                                                 -----------    ------------
                                                  (Unaudited)

ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                     $   27,170     $   94,164
   Marketable securities            			              11,317        169,476
   Accounts receivable, less allowance for
      doubtful accounts of $10,743 and $9,873       626,843        500,781
   Inventories                                      399,414        299,700
   Deferred income tax benefits and
      prepaid expenses                               72,733         46,464
                                                  ---------      ---------
         TOTAL CURRENT ASSETS                     1,137,477      1,110,585


 Property, plant and equipment,
    less accumulated depreciation
    of $735,822 and $697,510                        998,474        816,206
 Goodwill, net of accumulated amortization
    of $127,854 and $121,644                        663,424        206,587
 Other assets                                        70,488         41,117
                                                  ---------      ---------
                                                 $2,869,863     $2,174,495
                                                  =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable to banks                        $  336,725     $     -
   Accounts payable                                 287,138        299,785
   Deferred income taxes and other
      current liabilities                           351,005        304,346
                                                  ---------      ---------
       TOTAL CURRENT LIABILITIES                    974,868        604,131

 Long-term debt and capital lease
    obligations                                     568,633        260,008
 Deferred income taxes and other
    liabilities                                     125,369        106,701

 STOCKHOLDERS' EQUITY:
   Common stock at par value                          4,750          4,750
   Additional paid-in capital                       423,869        427,456
   Retained earnings                                840,744        779,199
   Currency translation adjustments                    (751)           (32)
   Treasury stock                                   (67,619)        (7,718)
      TOTAL STOCKHOLDERS' EQUITY                  1,200,993      1,203,655
                                                  ---------      ---------
                                                 $2,869,863     $2,174,495
                                                  =========      =========

  See accompanying notes to condensed consolidated financial statements.

                         IBP, inc. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                    (In thousands except per share data)

                                13 Weeks Ended            26 Weeks Ended
                            -----------------------   -----------------------
                              June 28,     June 29,     June 28,     June 29,
                                1997         1996         1997         1996
                            ----------   ----------   ----------   ----------

Net sales                   $3,448,337   $3,260,268   $6,582,927   $6,344,990
Cost of products sold        3,328,841    3,084,681    6,380,308    6,051,503
                             ---------    ---------    ---------    ---------
Gross profit                   119,496      175,587      202,619      293,487

Selling, general and
  administrative expense        54,240       34,191       85,503       64,688
                             ---------    ---------    ---------    ---------
EARNINGS FROM OPERATIONS        65,256      141,396      117,116      228,799

Interest expense, net            9,892        1,308       10,442        3,084

Earnings before income       ---------    ---------    ---------    ---------
  taxes                         55,364      140,088      106,674      225,715

Income tax expense              21,500       53,100       40,500       85,700
                             ---------    ---------    ---------    ---------
NET EARNINGS                $   33,864   $   86,988   $   66,174   $  140,015
                             =========    =========    =========    =========

Earnings per share               $ .36        $ .90        $ .70        $1.45
                                  ====         ====         ====         ====

Dividends per share              $.025        $.025        $ .05        $ .05
                                  ====         ====         ====         ====
Average common and common
  equivalent shares             93,866       96,900       94,764       96,843
                                ======       ======       ======       ======




See accompanying notes to condensed consolidated financial statements.

                          IBP, inc. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)
                                                     26 Weeks Ended
                                              --------------------------
                                                June 28,        June 29,
                                                  1997            1996
                                              ----------     -----------
                                                  Inflows(outflows)

 NET CASH FLOWS (USED IN) PROVIDED BY
   OPERATING ACTIVITIES                       $(106,046)       $  68,199
                                               --------         --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposals of marketable
     securities                                 373,346          324,449
   Payments for acquisitions of subsidiaries,
     net of cash acquired                      (307,676)            -
   Purchases of marketable securities          (215,073)        (384,050)
   Capital expenditures                         (62,757)         (88,926)
   Other investing activities, net               (2,459)            (576)
   Net cash flows used in investing            --------         --------
     activities                                (214,619)        (149,103)
                                               --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in revolving credit
     borrowings                                 378,500         (200,000)
   Principal payments on long-term             (195,816)            (425)
     obligations
   Proceeds from issuance of long-term
     debt                                       123,887          197,870
   Purchases of treasury stock                  (59,901)          (1,080)
   Net change in checks in process of
     clearance                                   16,262           18,307
   Other financing activities, net               (9,287)          (8,527)
     Net cash flows provided by                --------         --------
       financing activities                     253,645            6,145
Effect of exchange rate on cash                --------         --------
   and cash equivalents                              26              (45)
Net change in cash and                         --------         --------
   cash equivalents                             (66,994)         (74,804)
Cash and cash equivalents at beginning
   of period                                     94,164          116,277
Cash and cash equivalents at end of            --------         --------
   period                                     $  27,170        $  41,473
                                               ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
     Interest, net of amounts capitalized     $  21,186        $   5,879
     Income taxes, net of refunds received       38,236           68,399

   Depreciation and amortization expense         48,237           40,246

See accompanying notes to condensed consolidated financial statements.

                        IBP, inc. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   GENERAL

     The condensed consolidated balance sheet of IBP, inc. and subsidiaries ("IBP" or "the company") at December 28, 1996 has been taken from audited financial statements at that date and condensed. All other condensed consolidated financial statements contained herein have been prepared by IBP and are unaudited. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K for the year ended December 28, 1996.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP, inc. and its subsidiaries at June 28, 1997 and the results of their operations and their cash flows for the periods presented herein.

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


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:


                                 June 28,         December 28,
                                   1997               1996
                                 --------         ------------
                                       (In thousands)

     Product inventories:
       Raw materials             $ 32,164           $ 15,285
       Work in process             97,408             76,880
       Finished goods             172,713            124,868
                                  -------            -------
                                  302,285            217,033
     Livestock                     32,991             28,756
     Supplies                      64,138             53,911
                                  -------            -------
                                 $399,414           $299,700
                                  =======            =======

                    IBP, inc. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE D     ACQUISITION

	On May 7, 1997, the company, through a wholly-owned subsidiary, completed a merger with Foodbrands America, Inc. ("Foodbrands") for approximately $287 million, excluding transaction costs. Foodbrands is a leading U.S. producer, marketer and distributor of frozen and refrigerated products to the "away from home" food preparation market, which is the fastest-growing segment of the food industry. The acquisition has been accounted for by the purchase method of accounting. The excess of the aggregate purchase price over fair value of net assets acquired of approximately $271 million was recognized as goodwill and is being amortized over 40 years.

	The operating results of Foodbrands are included in IBP's consolidated results of operations from the date of acquisition. The following pro forma financial information assumes the acquisition occurred at the beginning of 1996. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1996, or of the results which may occur in the future (in thousands except per share data).

                                                  26 Weeks Ended
                                            ------------------------
                                              June 28,      June 29,
                                                1997          1996
                                            ----------    ----------
          Net sales                         $6,810,922    $6,689,445
          Earnings from operations             131,020       247,668
          Earnings before
            extraordinary item                  65,490       144,997
          Net earnings                          65,490       139,946
          Earnings per share:
            Earnings before
              extraordinary item                 $ .69         $1.50
            Net earnings                           .69          1.45

     The company made another acquisition in 1997 which did not have a material impact.

NOTE E   LONG-TERM OBLIGATIONS

	Long-term obligations are summarized as follows (in thousands):

                                               June 28,     December 28,
                                                 1997           1996
                                              ---------     ------------
      7.45% Senior Notes due 2007             $125,000       $   -
      10.75% Senior Subordinated
        Notes due 2006                         117,000           -
      6.125% Senior Notes due 2006             100,000        100,000
      7.125% Senior Notes due 2026             100,000        100,000
      Multi-Year Facility                      108,000         50,000
      Present value of minimum
        capital lease obligations               19,673          9,610
      Other                                      1,583          1,044
                                               -------        -------
                                               571,256        260,654
      Less amounts due within one year           2,623            646
                                               -------        -------
                                              $568,633       $260,008
                                               =======        =======

                        IBC, inc. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      In June 1997, the company, through a wholly-owned subsidiary, completed its public offering of $125 million principal amount of 7.45% Senior Notes due 2007. The net proceeds from the offering were used to reduce borrowings under IBP's revolving credit facilities.

	The 10.75% Senior Subordinated Notes are Foodbrands' obligations which are guaranteed by all of Foodbrands' direct and indirect subsidiaries, all of which are wholly-owned. There are $120 million of Foodbrands' Senior Subordinated Notes outstanding; however, IBP purchased $3 million subsequent to acquiring Foodbrands.


NOTE F   CREDIT ARRANGEMENTS

	On May 1, 1997, IBP entered into a new one-year revolving credit agreement with Bank of America for up to $100 million in potential borrowings. This agreement expands the company's borrowing capacity to $600 million under committed facilities. Borrowings of $430 million were outstanding under these facilities as of June 28, 1997, $108 million of which was classified as long-term in the condensed consolidated balance sheet.


NOTE G   COMMITMENTS AND CONTINGENCIES

     IBP is involved in numerous disputes incident to the ordinary course of its business. In the opinion of management, any liability for which provision has not been made relative to the various lawsuits, claims and administrative proceedings pending against IBP will not have a material adverse effect on its consolidated results of operations, financial position of liquidity.

	            	MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     The company faced difficult year-over-year comparisons in the second quarter and first six months of 1997 versus 1996, as market conditions in 1997 were much less favorable than those which led to record-high quarterly and first six months net earnings in 1996.

	Gross profit, measured as a percentage of net sales, decreased to 3.5% in the second quarter 1997 from 5.4% in the same 1996 period. For the six months ended June, 1997 gross profit measured 3.1% versus 4.6% in the first half of 1996. The lower 1997 figures reflected reduced beef and pork margins caused by higher livestock prices and weaker domestic and export demand. However, the year-to-date 1997 gross profit percentage of 3.1% compared favorably with the 2.4% gross profit generated in the second half of 1996 as fed beef supplies and export sales in 1997 were stronger than in the last six months of 1996.

	The acquisitions of Foodbrands America, Inc. ("Foodbrands") and The Bruss Company ("Bruss") were completed in the second quarter 1997. The Foodbrands purchase, completed as of May 7, 1997, extends the company's product base into value-added, branded food products. Foodbrands is a leading U.S. producer, marketer and distributor of frozen and refrigerated products to the "away from home" food preparation market, which is the fastest-growing segment of the food industry. The industry leader in pizza toppings sales, Foodbrands is also a major provider of value-added, pork-based products to the food service industry. Foodbrands produces over 1,600 branded and custom products, including pizza toppings and crusts, ethnic specialty foods, breaded appetizers, soups, sauces and side dishes as well as deli meats and processed beef, pork and poultry products. The Bruss purchase, effected as of May 30, 1997, brings to IBP a processor of individual cuts of premium quality beef and pork for sale to restaurants in the domestic and international markets.

	The matters discussed herein contain forward-looking statements that involve risks and uncertainties including risk of changing market conditions with regard to livestock supplies and demand for the company's products, domestic and international regulatory risks, competitive risks and other risks over which IBP has little or no control. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.

     SALES

	Second quarter 1997 net sales rose 6% over the same 1996 period, most of which was attributable to Foodbrands and Bruss operations. For previously existing IBP operations, an increase in the average price of products sold was slightly higher than a decrease in amounts of beef and pork products sold.


	For the six months ended June, 1997 net sales rose 4% over the first half of 1996, with Foodbrands and Bruss accounting for approximately 60% of the increase. Again, a higher average price of beef and pork products sold offset a lower volume of pounds of beef and pork products sold in IBP's core operations.

     Excluding newly-acquired operations, second quarter and year-to-date 1997 net export sales decreased 13% and 17%, respectively, from the comparable 1996 periods. However, food safety scares in the second half of 1996 that significantly reduced export sales to Japan continue to subside. Exports to Japan in the first six months of 1997 improved 6% over the second half of 1996.

	Exports to Korea, Mexico and Canada were higher in the second quarter and six-month periods of 1997 versus 1996. Total net exports accounted for 12.5% and 12.6% of consolidated net sales in the second quarter and first six months of 1997 versus 14.7% and 15.5% in the comparable 1996 periods.

	COST OF PRODUCTS SOLD

	Second quarter and year-to-date 1997 cost of products sold rose 8% and 5% over the same 1996 periods. Almost 50% of the second quarter increase and 40% of the six months increase was attributable to Foodbrands and Bruss operations. IBP's core fresh meats operations were impacted by higher live cattle and hog prices offset somewhat by decreases in amounts of beef and pork products sold. Plant costs in 1997 increased over the second quarter and year-to-date 1996 primarily as a result of new beef processing activities at the company's plant in Alberta, Canada, and a cooked meats facility in Columbia, South Carolina, both of which initiated operations in 1997.

	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

	Second quarter 1997 expense was 59% higher than in the second quarter 1996 due largely to expenses incurred at Foodbrands and Bruss. Year-to-date 1997 expense through June was 32% higher than in the comparable year-earlier period for much the same reason. Selling expense for new subsidiaries, especially for Foodbrands, is much higher as a percentage of net sales compared to IBP's fresh meats operations due to differences in the nature of the respective product and customer bases.

    	Excluding the impact of the acquisitions, second quarter and year-to-date 1997 expenses compared favorably to the prior year comparison periods due primarily to reduced incentive compensation based upon operating earnings.
The reduced incentive compensation was partially offset by higher personnel-related costs, contract services expense and selling expense.

	INTEREST EXPENSE

	Net interest expense rose significantly in the second quarter and in the year-to-date periods ended June 28, 1997 versus the comparable 1996 periods. These increases resulted from additional borrowings necessary in the acquisitions of Foodbrands and Bruss as well as from existing Foodbrands debt acquired as part of that stock purchase. Management expects that net interest expense in the foreseeable future will continue to be significantly higher than in 1996 and the first quarter of 1997.









                                      -9-
	INCOME TAXES

	The lower income tax expense in the second quarter and first half of 1997 versus the same 1996 periods was almost solely a function of reduced pre-tax earnings.


LIQUIDITY AND CAPITAL RESOURCES

	Total consolidated outstanding borrowings averaged $466 million in the first six months of 1997 compared to $269 million in the comparable 1996
period.   Borrowings outstanding at June 28, 1997 under committed facilities totaled $430 million, $108 million of which was classified as long-term in the consolidated balance sheet, and available unused credit capacity under committed facilities was $170 million. The increase in average borrowings was attributable to payments for the Foodbrands and Bruss subsidiary purchases as well as the addition of Foodbrands' existing debt.

	Immediately after acquiring Foodbrands, IBP borrowed against its $500 million revolving credit facility to pay off Foodbrands' higher interest rate bank debt totaling $211 million. As of June 28, 1997, Foodbrands had $120 million of 10.75% Subordinated Notes still outstanding, $3 million of which had been purchased by IBP.

	In May 1997, the company entered into a $100 million credit agreement with Bank of America which expires in one year. This credit agreement gives the company additional borrowing capacity and flexibility given the increased borrowings against the existing $500 million revolving credit facility.

	In June 1997, the company completed its public offering of $125 million principal amount of 7.45% Senior Notes due 2007. Proceeds from the offering were used to reduce borrowings under IBP's revolving credit facilities.

	The company intends to maintain an aggregate total of long-term debt of approximately $550 million, excluding capital leases and including, at June
28, 1997, $108 million borrowed against the $500 million revolving credit facility.

	Year-to-date capital expenditures through June 28, 1997 totaled $63 million compared to $89 million in the first six months of 1996. Current year spending was primarily for equipment replacements and modifications to existing facilities as well as the addition of processing facilities at the company's Brooks, Alberta, Canada, beef plant.
















                                      -10-

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of IBP, inc. was held on April 30, 1997, in Dakota City, Nebraska.

(c)  The following matters were voted upon at the annual meeting:

     (i)  The election of the members of the Board of Directors:

                  Richard L. Bond
                         Votes for:          79,791,074
                         Votes withheld:      1,297,137

                  John S. Chalsty
                         Votes for:          80,285,107
                         Votes withheld:        803,104

                  Dr. Wendy L. Gramm
                         Votes for:          80,270,761
                         Votes withheld:        817,450

                  David C. Layhee
                         Votes for:          79,799,018
                         Votes withheld:      1,289,193

                  Eugene D. Leman
                         Votes for:          79,794,919
                         Votes withheld:      1,293,292

                  Martin A Massengale
                         Votes for:          80,255,350
                         Votes withheld:        832,861

                  Robert L. Peterson
                         Votes for:          79,782,539
                         Votes withheld:      1,305,672

                  JoAnn R. Smith
                         Votes for:          80,280,096
                         Votes withheld:        808,115

                  Dale C. Tinstman
                         Votes for:          79,721,645
                         Votes withheld:      1,366,566

Item 6.  Exhibits and Reports on Form 8-K

(a)  See Exhibit 11, statement regarding computation of earnings per share.

(b) No reports on Form 8-K were filed by the company during the quarter ended June 28, 1997.



                                     -11-
EXHIBIT 11



                           IBP, inc. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE

                  (Amounts in thousands except per share data)



                                      13  Weeks Ended      26  Weeks Ended
                                     ------------------   ------------------
                                     June 28,  June 29,   June 28,  June 29,
                                       1997      1996       1997      1996
                                     --------  --------   --------  --------

Net earnings                          $33,864   $86,988    $66,174  $140,015
                                       ======    ======     ======   =======

PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding                        92,061    94,712     92,977    94,722
  Dilutive effect of shares under
    employee stock plans                1,805     2,188      1,787     2,121
                                       ------    ------     ------    ------
Common and common equivalent shares    93,866    96,900     94,764    96,843
                                       ======    ======     ======    ======

Primary earnings per share              $ .36     $ .90      $ .70     $1.45
                                         ====      ====       ====      ====


FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding per above              92,061    94,712     92,977    94,722
  Dilutive effect of shares under
    employee stock plans                1,821     2,310      1,822     2,323
                                       ------    ------     ------    ------
Common and common equivalent shares    93,882    97,022     94,799    97,045
                                       ======    ======     ======    ======

Fully-diluted earnings per share        $ .36     $ .90      $ .70     $1.44
                                         ====      ====       ====      ====











                                       -12-
SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                IBP, inc.
                                         ---------------------
                                              (Registrant)



                                      /s/ Robert L. Peterson
   Date   August 6, 1997              ---------------------------
        ------------------            Robert L. Peterson
                                      Chairman of the Board and
                                        Chief Executive Officer


                                      /s/ Larry Shipley
                                      ---------------------------
                                      Larry Shipley
                                      Executive Vice President


                                      /s/ Craig J. Hart
                                      ---------------------------
                                      Craig J. Hart
                                      Vice President
                                        and Controller
























                                      -13-