Form 10-Q
period 1997-09-27
IBP INC
filed 1997-11-10
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q


                       ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 27, 1997

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

                             YES [X]    NO [ ]

   As of November 1, 1997, the registrant had outstanding 92,599,365 shares of its common stock ($.05 par value).









                      PART I.  FINANCIAL INFORMATION
                        IBP, inc. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)
                                                 September 27,  December 28,
                                                      1997          1996
                                                 ------------   -----------
                                                  (Unaudited)
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                     $   32,561      $   94,164
   Marketable securities                              4,235         169,476
   Accounts receivable, less allowance for
      doubtful accounts of $10,820 and $9,873       612,288         500,781
   Inventories                                      392,021         299,700
   Deferred income tax benefits and
      prepaid expenses                               73,489          46,464
                                                  ---------       ---------
         TOTAL CURRENT ASSETS                     1,114,594       1,110,585

 Property, plant and equipment,
    less accumulated depreciation
    of $754,656 and $697,510                      1,003,293         816,206
 Intangible assets, net of accumulated
    amortization of $133,860 and $122,110           682,886         207,471
 Other assets                                        46,668          40,233
                                                  ---------       ---------
                                                 $2,847,441      $2,174,495
                                                  =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable to banks                        $  287,050      $     -
   Accounts payable                                 262,575         299,785
   Deferred income taxes and other
      current liabilities                           375,271         304,346
                                                  ---------       ---------
       TOTAL CURRENT LIABILITIES                    924,896         604,131

 Long-term debt and capital lease
    obligations                                     568,749         260,008
 Deferred income taxes and other
    liabilities                                     129,865         106,701

 STOCKHOLDERS' EQUITY:
   Common stock at par value                          4,750           4,750
   Additional paid-in capital                       417,255         427,456
   Retained earnings                                867,566         779,199
   Currency translation adjustments                  (1,196)            (32)
   Treasury stock                                   (64,444)         (7,718)
                                                  ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY                  1,223,931       1,203,655
                                                  ---------       ---------
                                                 $2,847,441      $2,174,495
                                                  =========       =========


 See accompanying notes to condensed consolidated financial statements.

                         IBP, inc. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                               (Unaudited)

                    (In thousands except per share data)



                                13 Weeks Ended           39 Weeks Ended
                           -----------------------   ----------------------
                            Sept. 27,    Sept. 28,    Sept. 27,   Sept. 28,
                              1997         1996         1997        1996
                           ----------   ----------   ----------  ----------

Net sales                  $3,416,706   $3,175,940   $9,999,634  $9,520,930
Cost of products sold       3,291,265    3,081,468    9,671,378   9,132,971
                            ---------    ---------    ---------   ---------
Gross profit                  125,441       94,472      328,256     387,959

Selling, general and
  administrative expense       64,460       28,523      150,159      93,211
                            ---------    ---------    ---------   ---------
EARNINGS FROM OPERATIONS       60,981       65,949      178,097     294,748

Interest expense, net          14,060          482       24,502       3,566
                            ---------    ---------    ---------   ---------
Earnings before income
  taxes                        46,921       65,467      153,595     291,182

Income tax expense             17,800       25,000       58,300     110,700
                            ---------    ---------    ---------   ---------

NET EARNINGS               $   29,121   $   40,467   $   95,295  $  180,482
                            =========    =========    =========   =========

Earnings per share              $ .31        $ .42        $1.01       $1.87
                                 ====         ====         ====        ====

Dividends per share             $.025        $.025        $.075       $.075
                                 ====         ====         ====        ====
Average common and common
  equivalent shares            93,602       96,652       94,169      96,734
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

                          IBP, inc. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                   39 Weeks Ended
                                           -------------------------------
                                           September 27,     September 28,
                                               1997              1996
                                           ------------      ------------
                                                   Inflows(outflows)

 NET CASH FLOWS PROVIDED BY
   OPERATING ACTIVITIES                     $    9,134         $  155,240
                                             ---------          ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposals of marketable
     securities                                380,439            595,624
   Payments for acquisitions of subsidiaries,
     net of cash acquired                     (325,234)              -
   Purchases of marketable securities         (215,073)          (700,155)
   Capital expenditures                        (93,389)          (134,153)
   Other investing activities, net              10,940              1,209
   Net cash flows used in investing          ---------          ---------
     activities                               (242,317)          (237,475)
                                             ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term
     debt                                      333,500           (200,000)
   Principal payments on long-term
     obligations                              (211,420)              (495)
   Proceeds from issuance of long-term
     debt                                      132,253            197,871
   Purchases of treasury stock                 (65,617)            (2,472)
   Net change in checks in process of
     clearance                                  (8,697)             7,475
   Other financing activities, net              (8,305)           (11,694)
   Net cash flows provided by (used in)      ---------          ---------
     financing activities                      171,714             (9,315)
Effect of exchange rate on cash              ---------          ---------
   and cash equivalents                           (134)               572
Net change in cash and                       ---------          ---------
   cash equivalents                            (61,603)           (90,978)
Cash and cash equivalents at beginning
   of period                                    94,164            116,277
Cash and cash equivalents at end of          ---------          ---------
   period                                   $   32,561         $   25,299
                                             =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
     Interest, net of amounts capitalized   $   21,316         $    4,204
     Income taxes, net of refunds received      39,934            107,017

   Depreciation and amortization expense        79,012             60,731

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP, inc. and its subsidiaries at September 27, 1997 and the results of their operations and their cash flows for the periods presented herein.

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


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:


                               September 27,       December 28,
                                   1997               1996
                               ------------        -----------
                                       (In thousands)
     Product inventories:
       Raw materials             $ 27,381           $ 15,285
       Work in process             89,024             76,880
       Finished goods             173,011            124,868
                                  -------            -------
                                  289,416            217,033
     Livestock                     32,149             28,756
     Supplies                      70,456             53,911
                                  -------            -------
                                 $392,021           $299,700
                                  =======            =======

                      IBP, inc. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

D.     ACQUISITION

       On May 7, 1997, the company, through a wholly-owned subsidiary, completed a merger with Foodbrands America, Inc. ("Foodbrands") for approximately $287 million, excluding transaction costs. Foodbrands is a leading U.S. producer, marketer and distributor of frozen and refrigerated products to the "away from home" food preparation market, which is the fastest-growing segment of the food industry. The acquisition was accounted for by the purchase method of accounting. The excess of the aggregate purchase price over fair value of net assets acquired of approximately $271 million was recognized as goodwill and is being amortized over 40 years.

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

                                                      39 Weeks Ended
                                               ----------------------------
                                                Sept. 27,        Sept. 28,
                                                   1997             1996
                                               -----------      -----------
       Net sales                               $10,207,070      $10,055,030
       Earnings from operations                    191,471          323,504
       Earnings before
         extraordinary item                         94,262          184,841
       Net earnings                                 94,262          179,790
       Earning per share:
         Earnings before
           extraordinary item                        $1.00            $1.91
         Net earnings                                 1.00             1.86

       The company made other acquisitions in 1997 for which pro forma results were not included above because their impact was not material.

E.     LONG-TERM OBLIGATIONS

       Long-term obligations are summarized as follows (in thousands):

                                                 Sept. 27,      December 28,
                                                   1997             1996
                                                 ---------      -----------
       7.45% Senior Notes due 2007               $125,000        $   -
       10.75% Senior Subordinated
         Notes due 2006                           112,050            -
       6.125% Senior Notes due 2006               100,000         100,000
       7.125% Senior Notes due 2026               100,000         100,000
       Revolving Credit Facilities                112,950          50,000
       Present value of minimum
          capital lease obligations                19,599           9,610
       Other                                        1,518           1,044
                                                  -------         -------
                                                  571,117         260,654
       Less amounts due with one year               2,368             646
                                                  -------         -------
                                                 $568,749        $260,008
                                                  =======         =======
                                      -6-


                         IBP, inc. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


      In June 1997, the company, through a wholly-owned subsidiary, completed its public offering of $125 million principal amount of 7.45% Senior Notes due 2007. The net proceeds from the offering were used to reduce borrowings under IBP's revolving credit facilities.

      The 10.75% Senior Subordinated Notes are Foodbrands obligations which are quaranteed by all of Foodbrands' direct and indirect subsidiaries, all of which are wholly-owned. There were $115 million of Foodbrands Senior Subordinated Notes outstanding at September 27, 1997; however, IBP purchased $3 million subsequent to acquiring Foodbrands.

F.    CREDIT ARRANGEMENTS

      On May 1, 1997, IBP entered into a new one-year revolving credit agreement with Bank of America for up to $100 million in potential borrowings. This agreement expands the company's borrowing capacity to $600 million under committed facilities. Borrowings of $350 million were outstanding under these facilities as of September 27, 1997, $113 million of which was classified as long-term in the condensed consolidated balance sheet.

G.    COMMITMENTS AND CONTINGENCIES

      IBP is involved in numerous disputes incident to the ordinary course of its business. In the opinion of management, any liability for which provision has not been made relative to the various lawsuits, claims and administrative proceedings pending against IBP, including that described below, will not have a material adverse effect on its consolidated results of operations, financial position or liquidity.

      In July 1996, a lawsuit was filed in the U.S. District Court, Middle District of Alabama, against IBP by certain cattle producers seeking certification of a class of all cattle producers. The complaint alleges, inter alia, that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs recently disclosed that, in addition to declaratory relief and punitive damages, they seek disgorgement of all profits earned in 1994, 1995 and 1996 in excess of what they deem a "fair" return. Management believes that class certification is unlikely and that, in any event, it has acted properly and lawfully in its dealings with cattle producers.

	            	MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS
---------------------

   	Gross profit, measured as a percentage of net sales, increased to 3.7% in the third quarter 1997 from 3.0% in the same 1996 period. Excluding results of new acquisitions Foodbrands America, Inc. ("Foodbrands") and The Bruss Company ("Bruss") (see descriptions of acquisitions below), gross profit fell to 2.5% in the third quarter 1997. Slightly higher beef capacity utilization was more than offset with new plant start up losses at the company's beef processing facility in Canada, pork operation in Logansport, Indiana, and cooked meats plant in Columbia, South Carolina.

   	For the nine months ended September, 1997 gross profit measured 3.3% versus 4.1% in the first three quarters of 1996. Year-to-date 1997 gross profit was 2.6% without the contributions of new subsidiaries. The lower comparable 1997 figure primarily reflected reduced beef and pork margins caused by higher livestock prices and weaker domestic and export demand.

   	Acquisitions of Foodbrands America, Inc. and the Bruss Company were completed in the second quarter 1997. The Foodbrands purchase, completed as of May 7, 1997, has extended the company's product base into value-added, branded food products. Foodbrands is a leading U.S. producer, marketer and distributor of frozen and refrigerated products to the "away from home" food preparation market, which is the fastest-growing segment of the food industry. The industry leader in pizza toppings sales, Foodbrands is also a major provider of value-added, pork-based products to the food service industry. Foodbrands produces over 1,600 branded and custom products, including pizza toppings and crusts, ethnic specialty foods, breaded appetizers, soups, sauces and side dishes as well as deli meats and processed beef, pork and poultry products. The Bruss purchase, effected as of May 30, 1997, has brought to IBP a processor of individual cuts of premium quality beef and pork for sale to restaurants both domestically and internationally.

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

   	SALES

   	Third quarter 1997 net sales rose 8% over the same 1996 period;
the increase was attributable to the newly-acquired Foodbrands and Bruss operations. For previously existing IBP operations, net sales were slightly lower in the third quarter 1997 compared with the third quarter 1996 as an increase in amounts of beef and pork products sold was more than offset by a decrease in the average selling price of those products.

   	For the nine months ended September, 1997 net sales rose 5% over the first three quarters of 1996, with Foodbrands and Bruss accounting for 86% of the total increase. In IBP's comparative core operations, slightly higher net sales were caused by higher average selling prices for beef and pork products offset by a reduction in pounds of beef and pork products sold.

   	Third quarter 1997 net export sales increased 24% over the third quarter 1996. The favorable year-over-year comparison was due chiefly to a third quarter 1996 food safety scare in Japan that significantly reduced export sales to Japan in the second half of 1996 and into 1997. Third quarter 1997 exports to Japan improved 14% over the third quarter 1996 and 10% over the second quarter 1997. Exports to North America, Korea and Europe experienced excellent growth in the third quarter 1997 versus the year-earlier period.

   	In the year-to-date period ended September, 1997 net export sales were 5% below 1996 levels. Except for Japan, the company achieved positive year-over year comparisons in all significant export markets. Total net exports accounted for 13.3% and 12.8% of consolidated net sales in the third quarter and first nine months of 1997 versus 11.6% and 14.2% in the comparable 1996 periods.

    COST OF PRODUCTS SOLD

   	Third quarter 1997 cost of products sold rose 7% over the third quarter 1996, virtually all of which was attributable to Foodbrands and Bruss operations. For the nine months ended September, Foodbrands and Bruss activities accounted for 62% of the higher 1997 cost of products sold versus 1996.

   	In the year-to-date period ended September, IBP's core fresh meats operations in 1997 compared to 1996 were impacted by higher live cattle and hog prices offset somewhat by decreases in amounts of beef and pork products sold. Year-to-date plant costs in 1997 increased over the same period in 1996 primarily as a result of new beef processing activities at the company's Lakeside plant in Alberta, Canada, and a cooked meats facility in Columbia, South Carolina, both of which initiated operations in 1997.

   	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

   	Third quarter 1997 expense was 126% higher than in the third quarter 1996 due largely to expenses incurred at Foodbrands and Bruss since acquisition. Year-to-date 1997 expense through September was 61% higher than in the comparable year-earlier period for much the same reason. New subsidiaries' selling expense, especially for Foodbrands, is much higher as a percentage of net sales compared to IBP's fresh meats operations due to the value-added nature of their respective product lines which require higher levels of customer contact, brand name development and promotional costs. The company expects that selling expense will continue to be significantly higher than in periods prior to the Foodbrands and Bruss acquisitions.

    	Excluding the impact of the Foodbrands and Bruss acquisitions, third quarter and year-to-date 1997 expenses were slightly higher than in the prior year comparison periods due primarily to higher personnel-related costs, outside contract services and international selling expense. These higher costs were partially offset by reduced incentive compensation based upon lower operating earnings.

   	INTEREST EXPENSE

   	Net interest expense rose significantly in the third quarter and in the year-to-date periods ended September 27, 1997 versus the comparable 1996 periods. These increases resulted primarily from additional borrowings necessary to purchase Foodbrands and Bruss, as well as from existing Foodbrands debt acquired as part of that stock purchase. Management expects that net interest expense in the foreseeable future will continue to be significantly higher than in 1996 and the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   	Total consolidated outstanding borrowings averaged $602 million in the first nine months of 1997 compared to $267 million in the comparable 1996 period. The increase in average borrowings was primarily attributable to payments for the Foodbrands and Bruss subsidiary purchases as well as the addition of Foodbrands' existing debt of approximately $341 million.

   	Under IBP's committed revolving facilities, borrowings outstanding at September 27, 1997 totaled $350 million, $113 million of which was classified as long-term in the consolidated balance sheet (see Note E to the condensed consolidated financial statements). An additional $50 million of short-term debt was outstanding under available uncommitted facilities. At quarter-end, the company had available unused credit capacity of $250 million under its committed facilities.

   	Immediately after acquiring Foodbrands, IBP borrowed against its available credit facilities to pay off Foodbrands' higher interest rate bank debt totaling $211 million. As of September 27, 1997, Foodbrands had $115 million of 10-3/4% Subordinated Notes still outstanding, $3 million of which was held by IBP.

   	In May 1997, the company entered into a one-year, $100 million credit agreement with Bank of America. The addition of this credit agreement expands the company's committed short-term borrowing capacity to $600 million.

   	In June 1997, the company completed its offering of $125 million principal amount of 7.45% Senior Notes due 2007. Proceeds from the offering were used to reduce borrowings under IBP's revolving credit facilities.

   	Year-to-date capital expenditures through September 27, 1997 totaled $93 million compared to $134 million in the first nine months of 1996. Current year spending was primarily for equipment replacements and modifications to existing facilities as well as the addition of processing facilities at the company's Brooks, Alberta, Canada, beef plant.

   	IBP's key working capital and asset-based liquidity ratios are as follows:
                                 							September 27,   December 28,
                                            1997            1996
                                        -------------   ------------
	       Working capital (in millions)        $190            $506
        Current ratio                       1.2:1           1.8:1
        Quick ratio                         0.7:1           1.3:1
       	Number of days' sales in
          accounts receivable                15.0            14.0
       	Inventory turnover                   36.7	           40.3

   	The acquisitions of Foodbrands and Bruss caused an increase in short-term borrowings ($287 million as of September 27, 1997 versus $0 as of December 28, 1996), thus reducing the company's working capital and associated ratios. Also, the company liquidated most of its short-term investments which were classified as cash equivalents and marketable securities to help fund the acquisitions and other cash requirements. Additionally, the nature of the new subsidiaries' businesses, including product lines, distribution channels, customers and credit terms is closer to the final consumer than is IBP's fresh meats business. Correspondingly, receivables and inventory turnover rates are typically slower for businesses with value-added products. However, receivables and inventory turnover rates for the company's fresh meats operations through the third quarter 1997 were comparable with 1996 rates.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits (the following exhibits are listed and numbered in accordance with Item 601 of Regulation S-K as of the date of this filing and consistent with the numbering used in the company's annual report on Form 10-K filed March 28, 1997)

      Exhibit Number               Decription

         4.1 Indenture dated June 1, 1997 among IBP Finance Company of Canada, as Issuer, the Registrant,as guarantor, and First Trust National Association, as Trustee, relating to the Issuer's 7.45% Senior Notes due June 1, 2007

         10.22 Promissory Note dated May 1, 1997, executed by IBP, inc. in favor of Bank of America National Trust and Savings Association.

         11          Computation of earnings per share


   (b)   Reports on Form 8-K

         A report of Form 8-K was filed by the company on July 16, 1997 in connection with its acquisition of Foodbrands America, Inc.

                           IBP, inc. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE

                  (Amounts in thousands except per share data)


                                     13 Weeks Ended        39 Weeks Ended
                                  -------------------    ------------------
                                  Sept. 27,  Sept. 28,   Sept. 27, Sept.28,
                                    1997       1996        1997      1996
                                  --------   --------    --------  --------

Net earnings                      $ 29,121   $ 40,467    $ 95,295  $180,482
                                   =======    =======     =======   =======

PRIMARY EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
  outstanding                       92,105     94,666      92,686    94,704
Dilutive effect of shares
 under employee stock plans          1,497      1,986       1,483     2,030
Common and common                   ------     ------      ------    ------
  equivalent shares                 93,602     96,652      94,169    96,734
                                    ======     ======      ======    ======
Earnings per share                   $ .31      $ .42       $1.01     $1.87
                                      ====       ====        ====      ====

FULLY-DILUTED EARNINGS PER SHARE

Shares used in this computation:
  Weighted average shares
    outstanding per above           92,105     94,666      92,686    94,704
   Dilutive effect of shares
    under employee stock plans       1,513      2,002       1,520     2,074
Common and common equivalent        ------     ------      ------    ------
 shares                             93,618     96,668      94,206    96,778
                                    ======     ======      ======    ======

Fully-diluted earnings per share     $ .31      $ .42       $1.01     $1.86
                                      ====       ====        ====      ====

                              SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             IBP, inc.
                                      -------------------------
                                           (Registrant)


   Date   November 10, 1997           /s/  Robert L. Peterson
        ---------------------         -------------------------
                                      Robert L. Peterson
                                      Chairman of the Board and
                                        Chief Executive Officer


                                      /s/  Larry Shipley
                                      -------------------------
                                      Larry Shipley
                                      Chief Financial Officer


                                     /s/  Craig J. Hart
                                     --------------------------
                                      Craig J. Hart
                                      Vice President
                                        and Controller