Form 10-Q/A
period 1997-09-27
IBP INC
filed 1997-11-25
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                FORM 10-Q/A
                              Amendment No. 1

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
                                  =======            =======

                      IBP, inc. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

D.     ACQUISITION

       On May 7, 1997, the company, through a wholly-owned subsidiary, completed a merger with Foodbrands America, Inc. ("Foodbrands") for approximately $287 million, excluding transaction costs, and assumed liabilities of approximately $528 milllion. Foodbrands is a leading U.S. producer, marketer and distributor of frozen and refrigerated products to the "away from home" food preparation market, which is the fastest-growing segment of the food industry. The acquisition was accounted for by the purchase method of accounting. The excess of the aggregate purchase price over fair value of identifiable assets acquired of approximately $462 million was recognized as goodwill and is being amortized over 40 years. Foodbrands' historical goodwill of approximately $182 million was eliminated.

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


   Date   November 25, 1997           /s/  Robert L. Peterson
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