Form 10-K
period 1997-12-27
IBP INC
filed 1998-03-26
CIK 52477

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 27, 1997
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

Securities registered pursuant to section 12(b) of Act:

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

The aggregate market value of the registrant's common stock held by non-affiliates (91,974,553 shares) based on the New
York Stock Exchange average bid and ask price on March 24, 1998, was approximately $2.14 billion.

As of March 24, 1998, the registrant had outstanding
92,565,108 shares of its common stock.

	DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1997 Annual Report to Stockholders (the "Annual Report") are incorporated by reference in Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement dated March 18, 1998, (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index on pages 16 and 17.


	PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

IBP, inc., ("IBP") a Delaware corporation, principally produces fresh and processed beef and pork products. IBP's primary products include boxed beef and fresh pork which are marketed mainly in the United States to grocery chains, meat distributors, wholesalers, retailers, restaurant and hotel chains, and processors who produce cured and smoked products, such as bacon, ham, luncheon meats and sausage items. In addition, IBP produces frozen and refrigerated food products for the foodservice industry. IBP also produces inedible allied products, such as hides and other items used to manufacture products such as leather, animal feed and pharmaceuticals, and edible allied products, which include variety meat items.

IBP operates an extensive sales network to service its customers with regional sales/service centers in the United States (including an independently-owned contractor in Los Angeles that is licensed to use IBP trademarks) as well as sales/service centers in foreign countries. The mailing address of IBP's corporate headquarters is IBP Avenue, Post Office Box 515, Dakota City, Nebraska 68731-0515; its telephone number is
(402) 494-2061. All references to "IBP" include IBP, inc. and its subsidiaries.

IBP operates 10 fed beef carcass production facilities in seven cattle-producing states and one in Canada, which reduce live cattle to dressed carcass form. Eight of these locations include processing facilities which conduct fabricating operations to produce boxed beef. IBP operates four cow boning facilities in Iowa, Nebraska and Texas, which reduce cows and bulls to dressed carcass form and boneless meat product. IBP also operates one ground beef facility in Nebraska. Fed beef consists primarily of young steers and heifers specifically raised for beef consumption. Cows and bulls processed by IBP are primarily breeding or dairy stock which have been culled for various reasons.

IBP operates six pork carcass facilities in Indiana, Iowa and Nebraska which reduce live hogs to dressed carcass form. IBP operates seven processing facilities which conduct fabricating operations to produce boxed pork. The production process for pork is similar to that employed in the beef operation.

	In 1997, IBP completed the acquisitions of Foodbrands America, Inc. ("Foodbrands") and The Bruss Company ("Bruss") which are now held as subsidiaries of IBP. Foodbrands and Bruss each are extensions of IBP's fresh beef and pork business, offering a wide range of value-added food products to IBP's customers. Foodbrands manufactures and markets frozen and refrigerated food products such as pepperoni, beef and pork toppings, pizza crusts, appetizers, Mexican and Italian foods, soups, sauces, side dishes, and branded and processed meats. Bruss manufactures and markets high quality, portion-controlled steaks, pork chops and other products.

The following table reflects the approximate percentages of revenues during the last three fiscal years from IBP's principal product categories, all of which are within one industry segment:



                                 1997        1996       1995
                                 ----        ----       ----

Processed Beef Products           61%         62%        64%

Beef Carcasses (1)                 4           4          5

Processed Pork Products           21          20         17

Beef And Pork Allied Products     14          14         14
                                 ---         ---        ---
                                 100%        100%       100%
                                 ===         ===        ===


(1) Represents beef carcasses sold to third parties that are not further processed by IBP.


History of IBP's Business

IBP was first incorporated in 1960. It began operations in 1961 with a single fed beef carcass production facility located near Denison, Iowa, in what was then the nation's major cattle-producing region. IBP grew in the Northern and Central Plains states over the following nine years and added beef plants in Dakota City, Nebraska; Emporia, Kansas; Luverne, Minnesota; and West Point, Nebraska. IBP expanded into the Southern Plains in 1975, when it built its Amarillo, Texas, facility near the large commercial feedlot operations of that region. In 1976, it moved into the Pacific Northwest through the acquisition and expansion of plants in Pasco, Washington, and Boise, Idaho. Company expansion continued in 1980 with construction of a facility in Finney County, Kansas, and in 1983 with the purchase and expansion of a plant in Joslin, Illinois. In 1990, IBP opened its Lexington, Nebraska, fed beef plant and in 1994 IBP purchased Lakeside Farm Industries, Ltd. ("Lakeside"), an agribusiness company with a fed beef plant in Brooks, Alberta, Canada. Lakeside is IBP's first plant outside of the United States. In March of 1998, IBP discontinued operations at its Luverne, Minnesota, facility.

IBP began its cow boning operations in 1995 by acquiring facilities in Tama, Iowa; Gibbon, Nebraska; and Sealy, Texas. In 1996, IBP acquired its fourth cow boning facility in Palestine, Texas. These plants supplement IBP's expansion into hamburger patty production. IBP increased its hamburger patty production capabilities in 1997 with the acquisition of the Columbus, Nebraska, ground beef facility from Hudson Foods, Inc.

IBP began pork operations in 1982 when it purchased, expanded and commenced operation of a pork facility in Storm Lake, Iowa. Additional pork facilities were added in 1986 in Louisa County, and Council Bluffs, Iowa; in 1987 in Madison, Nebraska; in 1989 in Perry, Iowa; in 1990 in Waterloo, Iowa; and in 1993 in Logansport, Indiana. In 1994, IBP constructed ham processing facilities at its Council Bluffs, Iowa, and Madison, Nebraska, locations. In 1997, IBP discontinued operations at the carcass production facility and the ham processing facility in Council Bluffs, Iowa.

In 1990, IBP added its first value-added operation when a cooked meats facility was added to the Waterloo, Iowa pork facility. This operation processed fresh meat into value-added, consumer-ready items such as pork and beef pizza toppings. In 1994, IBP purchased Prepared Foods, Inc. from International Multifoods, Inc. with a plant in Santa Teresa, New Mexico. In 1995, IBP purchased and renovated a facility in Columbia, South Carolina. The Santa Teresa and Columbia facilities process fresh meat into value-added, consumer-ready items. In 1997, IBP increased its presence in the value-added marketplace with the Foodbrands and Bruss acquisitions. In addition to the three IBP value-added facilities listed above which have been put under Foodbrands' management, Foodbrands operates facilities in Rialto, California; Riverside, California; Cherokee, Iowa; Edwardsville, Kansas; South Hutchinson, Kansas; Hutchinson, Kansas; Carthage, Missouri; Concordia, Missouri; Piedmont, Missouri; Albuquerque, New Mexico; New Rochelle, New York; Oklahoma City, Oklahoma; Dallas, Texas; Fort Worth, Texas; Jefferson, Wisconsin; and Green Bay, Wisconsin. The Bruss Company operates one processing facility in Chicago, Illinois.

Prior to August 1981, when it was acquired by Occidental Petroleum Corporation ("Occidental"), IBP was a publicly-held corporation that was listed on the New York Stock Exchange (the "NYSE"). From August 1981 to October 1987, IBP was a wholly-owned subsidiary of Occidental. In October 1987, IBP sold 49.5% of its common stock and was again listed on the NYSE.

On September 4, 1991, Occidental offered all of its shares of IBP Common Stock to Occidental's stockholders and certain standby underwriters in an underwritten rights offering. As a result of this transaction, Occidental no longer owns any shares of IBP Common Stock.


Operations

Cattle and Hog Supplies

IBP does not currently have facilities of its own to raise cattle or hogs in the United States. However, in 1997, in order to provide a secure supply of cattle to its Washington and Idaho facilities, IBP entered into a risk-sharing arrangement with a cattle producer in the Northwest for the production of cattle. IBP's Canadian subsidiary, Lakeside, has cattle feeding facilities, other agricultural divisions and a beef carcass production and boxed beef processing facility. In 1997, Lakeside's feedlots provided approximately 18% of that facility's live cattle needs. IBP's main supply of live cattle and hogs is purchased by IBP buyers who are trained to select high quality animals that are candidates for higher yields. IBP's buyers purchase cattle and hogs on a daily basis, generally a few days before the animals are required for processing. Live animals are generally held in IBP's holding pens for only a few hours.


Production Process-Beef and Pork

IBP's fed beef carcass production facilities reduce live fed cattle to dressed carcass form and process allied products. IBP's beef processing facilities conduct fabricating operations to produce boxed beef. IBP's fed carcass and beef processing facilities operated in 1997 at approximately 85% and 83%, respectively, of their production capacities.

IBP's cow boning facilities produce beef trimmings and boneless cuts of beef that are further processed by IBP and which are sold to customers who produce hamburger, sausage and deli meats. IBP's cow boning facilities operated in 1997 at approximately 57% of their production capacity. IBP's Columbus, Nebraska ground beef facility was acquired in the fall of 1997 and is still in its start-up phase.

IBP's pork facilities produce fresh boxed pork for shipment to customers, as well as pork bellies, hams and boneless picnic meat for shipment to customers who further process the pork into bacon, cooked hams, luncheon meats and sausage items. In 1997, IBP's pork facilities operated at approximately 71% of their production capacities.

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

	Production Process-Value-Added Products

IBP's value-added production facilities process fresh beef, fresh pork, and other raw materials into pizza toppings, portion-controlled steaks and pork chops, branded and processed meats, appetizers, ethnic foods, soups, sauces, side dishes and pizza crusts. Due to variances in product mix that may be processed at a value-added facility, it is difficult to estimate a facility's capacity. However, in 1997, IBP estimates the value-added facilities operated at approximately 70% to 75% of their production capacity.


Facilities

	The corporate headquarters of IBP are located primarily in Dakota City, Nebraska. IBP is constructing a new corporate headquarters in Dakota Dunes, South Dakota, that is expected to be completed in the summer of 1998. IBP believes that its plants are among the most modern in the world and strives to maintain and enhance its facilities. Generally, plants and additions are designed and constructed by IBP's personnel. IBP generally considers its existing plants and equipment to be in excellent condition. IBP's capital spending for 1998 is expected to be in the range of $175 million, which includes expenditures for environmental compliance activities. Its principal plants as of December 27, 1997, are described below.

Beef

IBP's eleven fed beef carcass production facilities are located in the states of Idaho, Illinois, Iowa, Kansas, Minnesota, Nebraska, Texas and Washington. IBP's twelfth fed beef carcass production facility is in Alberta, Canada. At these locations, eight have processing facilities, eight have hide treatment or tanning operations, five have cold storage freezer operations and one has a tallow refining plant. IBP's four cow boning facilities are located in Iowa, Nebraska and Texas. IBP also has a ground beef processing facility in Nebraska.

Pork

IBP's six pork carcass production and seven processing facilities are located in the states of Indiana, Iowa and Nebraska. At these locations, four have cold storage freezer operations and two have skinning operations.

Value-Added

IBP's twenty-one value-added facilities are located in California, Iowa, Kansas, Missouri, Nebraska, New Mexico, New
York, Oklahoma, South Carolina, Texas, and Wisconsin.


Sales



IBP's customers for beef, pork and value-added products include domestic and international grocery chains, meat distributors, wholesalers, retailers, warehouse clubs, foodservice distributors, restaurant and hotel chains, and meat processors who produce cured and smoked products, such as bacon, ham, luncheon meat and sausage items. Most sales are made pursuant to daily orders as opposed to long-term supply contracts. In each of the past three years, IBP's largest beef customer accounted for less than 4% of its annual beef net sales, and its largest pork customer accounted for less than 7% of its net pork gross sales. For the same periods, IBP's largest customer for all products combined accounted for less than 4% of its annual net sales.

IBP sells to international customers through foreign and domestic sales offices. In fiscal 1997, export sales accounted for approximately 13% of IBP's net sales, which compares to approximately 13% in fiscal 1996 and 14% in fiscal 1995.

Some allied products are sold as commodities in bulk, while other items are trimmed, boxed and frozen by IBP. Cattle hides are sold for both domestic and international use. Uncured and brine-cured hides are sold to tanneries for further processing. Chrome-tanned hides are sold to tanneries and directly to further processors of leather.


Distribution

Beef and Pork

Most IBP beef and pork products are shipped by trucks, generally from plants located closest to the purchaser, although other plants may supplement such deliveries, depending upon prevailing supplies and product demand.

Value-Added

IBP's value-added products are transported by independent carriers from its distribution/customer service centers in Edwardsville, Kansas and Rialto, California, or are shipped directly from the production facility with a view toward achieving an efficient, cost-effective method of distribution. Customer requirements vary from the need for large quantities of a limited number of products to small quantities of a number of items, each requiring a different distribution method. From the distribution centers, orders for customers of the different divisions can be filled and delivered in a single shipment regardless of the variety of products ordered or the location of the manufacturing facility at which they are produced. The company also can combine for shipment the orders of many smaller customers in the same geographic region. Management believes this flexible distribution system allows the company to provide superior service to its customers by reducing the time between the placement of customer orders and delivery of the company's products. This also lowers the customer's shipping costs through the elimination of higher-cost, fragmented deliveries.


Competition

Beef and Pork

The primary industry in which IBP operates is highly competitive and characterized by very small margins. IBP considers its principal competition to come from domestic producers of fresh beef and pork products, although IBP also competes with other suppliers of protein, including other red meats, poultry, seafood, grain, dairy products, eggs, soya and other protein products. Competition exists both in the purchase of live cattle and hogs, as well as in the sale of beef and pork products. The principal competitive element in both buying and selling is price.

Failure to accurately assess the quality of cattle and hogs can result in (i) the payment of an excessive price if the livestock yields less than expected, or (ii) the failure to bid a price sufficiently high to purchase high quality livestock. To effectively compete in the purchase of cattle, a cattle buyer must be able to accurately judge the yield and quality of the cattle to establish price. As part of IBP's cattle buying process, each cattle buyer prepares an estimate by lot of the yield and quality of the cattle purchased. IBP's information systems prepare a report on each lot that compares the actual yield and quality to the buyer's initial estimate. This enables IBP to monitor the quality of various cattle producers and to measure the skill of its cattle buyers, both of which are critical factors in determining IBP's success and competitiveness.



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

IBP is the largest producer of fresh beef and one of the largest producers of pork products in the United States. IBP believes that its two largest beef competitors in 1997 were Monfort, a subsidiary of ConAgra, Inc. ("ConAgra") and Excel Corporation, a subsidiary of Cargill, Incorporated. It believes that its largest pork competitors in 1997 were Smithfield Foods Inc.; ConAgra; and Hormel Foods Corp.

	Value-Added

	IBP's value-added products are sold in highly competitive markets competing with a significant number of companies of various sizes. The principal competitive factors in these markets are price, service, innovative products, and quality.


Employees

As of December 27, 1997, IBP had approximately 38,000 employees. Whenever possible, production employees are recruited locally and trained by IBP for specific tasks.

IBP considers its relations with its employees at its plants to be good. Approximately 14,700 hourly employees at fourteen of IBP's 44 production facilities are represented by labor organizations. The labor contracts applicable to these plants expire as follows:



                                                           Contract Expiration
     Plant                              Union                      Date
-------------------------   ------------------------------  ------------------

Amarillo, Texas	                Teamsters (1)                 November 2002

Chicago, Illinois (3)	          Teamsters (1)                 April 1998

Pasco, Washington	              Teamsters (1)                  May 1999

Rialto, California	         Teamsters (1)               September 1998

Tama, Iowa	                     Teamsters (1)                 January 2001

Albuquerque, New Mexico	        UFCW (2)                      November 2000

Cherokee, Iowa	                 UFCW (2)                      March 1999

Chicago, Illinois	              UFCW (2)                      July 1999

Concordia, Missouri	            UFCW (2)                      June 2001

Dakota City, Nebraska	          UFCW (2)                      August 1999

Jefferson, Wisconsin	           UFCW (2)                      June 1998

Joslin, Illinois	               UFCW (2)                      December 2000

Perry, Iowa	                    UFCW (2)                      April 1999

Riverside, California	          UFCW (2)                      May 2001

Rialto, California (4)	         UFCW (2)                      May 2001

Waterloo, Iowa	                 UFCW (2)                 September 1998
_________________

(1)	Teamsters local unions affiliated with The International
    Brotherhood of Teamsters, Chauffeurs, Warehousemen, and
    Helpers of America.

(2)	United Food and Commercial Workers, International Union,
    AFL-CIO.

(3)	The Teamsters contract at the Chicago, Illinois, facility
    covers only those employees working in distribution.

(4) The UFCW labor contract at the Rialto, California, facility covers only those employees working in distribution.


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

IBP is subject to federal, state and local laws and regulations governing environmental protection. In 1997, expenditures to maintain compliance with such regulations cost the company approximately $15 million. IBP believes that it is in substantial compliance with such applicable laws and regulations. IBP is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs.
 IBP incurred $8 million in capital expenditures for environmental control facilities in fiscal 1997 and anticipates capital expenditures of approximately $23 million in fiscal 1998.


	EXECUTIVE OFFICERS OF THE REGISTRANT

                      Age at          Positions With IBP and
                    January 27,       Five-Year Employment
Name		           1998   	       History
------------------  ----------        -----------------------------

Richard L. Bond         50            President and Chief
                                      Operating Officer since
                                      1997; Director since 1995;
                                      1995 - 1997 President,
                                      Fresh Meats; 1994-1995
                                      Executive Vice President,
                                      Beef; 1989-1994 Group Vice
                                      President, Beef Sales and
                                      Marketing; 1982-1989 Vice
                                      President, Boxed Beef Sales
                                      and Marketing


Kenneth W. Browning, Jr.  	48      Executive Vice President
                                      since 1996; 1989-1996
                                      Senior Vice President, Hide
                                      Division; 1982-1989 Vice
                                      President, Hides


R. Randolph Devening       55         Chief Executive Officer and
                                      President, Foodbrands
                                      America, Inc. since 1994;
                                      Chairman of the Board,
                                      Foodbrands America, Inc.
                                      1994 to 1997.


Craig J. Hart              42	        Vice President and
                                      Controller since 1995;
                                      1993-1995 Assistant Vice
                                      President and Controller;
                                      1990-1993 Controller




David C. Layhee	          53        President, Value-Added
                                      Ground Meats since 1997;
                                      1995 - 1997 President,
                                      Consumer Products; 1994-
                                      1995 Executive Vice
                                      President, Design Products;
                                      1989-1994 Group Vice
                                      President, Design Products;
                                      1983-1989 Group Vice
                                      President, Sales &
                                      Marketing


Eugene D. Leman            55         President, Fresh Meats
                                      since 1997; Director since
                                      1989; 1995 - 1997
                                      President, Allied Group;
                                      1986-1995 Executive Vice
                                      President, Pork Division;
                                      1981-1986 Group Vice
                                      President, Pork Division


James V. Lochner	          45        Executive Vice President
                                      since 1995; 1993-1995
                                      Senior Vice President,
                                      Technical Services; 1989-
                                      1993 Vice President,
                                      Technical Services; 1986-
                                      1989  Assistant Vice
                                      President Quality Control,
                                      Beef; 1984-1986 Director,
                                      Quality Control


Charles F. Mostek	         50         Executive Vice President
                                      since 1995; 1989-1995 Vice
                                      President, Beef Sales;
                                      1985-1989 Vice President,
                                      Slaughter Division Sales;
                                      1981-1985 Assistant Vice
                                      President, Carcass Grading
                                      and Administration


Robert L. Peterson	    65	  Chairman of the Board of
                                      Directors since 1981; Chief
                                      Executive Officer since
                                      1980; Director since 1976;
                                      1979-1995 President


Kenneth L. Rose	          53	  Executive Vice President
                                      since 1995; 1989-1995
                                      Senior Vice President,
                                      Logistics Services; 1982-
                                      1989 Vice President,
                                      Transportation


Jerry S. Scott	          52        Executive Vice President since 1995;
                                      1986-1995 Vice President, Pork
                                      Operations


Larry Shipley	          42        President, IBP Enterprises since
                                      1997; 1995 - 1997 Executive Vice
                                      President, Corporate Development;
                                      1995 Senior Vice President, Corporate
                                      Development; 1994-1995 Assistant to
                                      the Chairman; 1989-1994 Assistant to
                                      the President.


ITEM 3.  LEGAL PROCEEDINGS

Incorporated by reference from the Annual Report, page 41, section entitled "Notes to Consolidated Financial Statements," at note "N. Commitments and Contingencies." The Annual Report is an exhibit to this Form 10-K.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of IBP's security holders during the fourth quarter of 1997.


	PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Incorporated by reference from Annual Report, page 35, section entitled "Consolidated Statements of Changes in Stockholders' Equity"; and from page 42, section entitled "Notes to Consolidated Financial
Statements," at note "O. Quarterly Financial Data (Unaudited)".

	IBP's Common Shares were held by approximately 6,600 stockholders of record at year-end 1997. The Common Stock is listed on the New York and Pacific Stock Exchanges.




ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

(in thousands, except net sales and per share data)


                                         Fiscal Year Ended
                         -----------------------------------------------------
                          Dec. 27,    Dec. 28,  Dec. 30,   Dec. 31,   Dec. 25,
                            1997        1996      1995     1994 (1)     1993
                         ---------  ---------- ---------  ---------  ---------
OPERATIONS:
Net sales (in millions)  $13,258.8  $12,538.8  $12,667.6  $12,075.4  $11,671.4
Gross profit               442,892    443,582    604,068    460,109    258,666
Selling, general and
 administrative
expense                    216,176    120,674    123,972    112,772     84,197

Earnings from
operations                 226,716    322,908    480,096    347,337    174,469

Interest expense, net      (38,002)    (3,373)   (20,784)   (38,448)   (43,212)
Income taxes                71,700    120,800    179,200    126,600     53,800
Extraordinary loss (2)        -          -       (22,189)      -          -
Accounting change (3)         -          -          -          -        12,626
Net earnings               117,014    198,735    257,923    182,289     90,083

PER SHARE DATA:
Earnings per share:
 Earnings before
  extra. item,
  accounting change          $1.26     $2.10      $2.96      $1.92       $ .82
 Extraordinary loss (2)        -         -         (.23)       -           -
 Accounting change (3)         -         -          -          -           .13
 Net earnings                 1.26      2.10       2.73       1.92         .95
Earnings per share -
 assuming dilution:
 Earnings before
  extra. item,
  accounting change          $1.25     $2.07      $2.92      $1.90       $ .81
 Extraordinary loss (2)        -         -         (.23)       -           -
 Accounting change (3)         -         -          -          -           .13
 Net earnings                 1.25      2.07       2.69       1.90         .94

Dividends per share            .10       .10        .10        .10         .10

FINANCIAL CONDITION:
Working capital        $  207,109 $  540,903 $  427,241 $  359,238  $  336,668
Total assets            2,838,941  2,174,495  2,027,601  1,865,463   1,538,907
Long-term obligations     568,281    260,008    260,752    361,760     460,723
Stockholders' equity    1,237,069  1,203,655  1,022,939    780,494     612,796

(1)	53-week year.
(2)	Extraordinary loss on early extinguishment of debt.
(3)	Cumulative effect of change in accounting for income taxes.







ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

	Incorporated by reference from the Annual Report, pages 43-44, section entitled "Management's Discussion and Analysis."

	In the first quarter 1998, IBP, inc. purchased substantially all of the $112 million of 10.75% Senior Subordinated Notes due 2006, which were obligations of its wholly-owned subsidiary, Foodbrands America, Inc. The purchase of these obligations by IBP, inc. was funded with available credit facilities and will likely be refinanced later in 1998 under the company's $300 million Medium-Term Notes program registered with the Securities and Exchange Commission.

	Net prepayment premiums, accelerated amortization of unamortized deferred financing costs, and transaction expenses, totaled $23.6 million, before applicable income tax benefit of $9.0 million, and will be accounted for as an extraordinary loss in the first quarter 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Incorporated by reference from the Annual Report, pages 30-45, sections entitled "Consolidated Financial Statements,"
"Notes to Consolidated Financial Statements" and "Report of
Independent Accountants." See reference to purchase of Foodbrands America, Inc. bonds in Item 7.

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


ITEM 11.  EXECUTIVE COMPENSATION

	Incorporated by reference from the Proxy Statement, pages 7-10, section entitled "SUMMARY COMPENSATION TABLE"; "OPTION GRANTS TABLE," "AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE," "PERFORMANCE GRAPH," and from page 5, section entitled "ELECTION OF DIRECTORS," subsection "Information Regarding Directors' Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

	Incorporated by reference from the Proxy Statement, page 2 and pages 5-6, sections entitled "SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT."


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

1.	Consolidated Financial                    Location
  	Statements                           --------------------------

Report of Independent Accountants 	       Annual Report, page
                                           30 and page 19 of this report

Consolidated Statements of Earnings	       Annual Report, page 31

Consolidated Balance Sheets	             Annual Report, pages 32-33

Consolidated Statements of Cash Flows      Annual Report, page 34

Consolidated Statements of Changes	       Annual Report, page 35
  in Stockholders' Equity

Notes to Consolidated Financial	       Annual Report, pages
Statements	                               36-42


2.	Financial Statement Schedule

Reports of Independent Accountants on Financial
Statement Schedules

Schedule II	Valuation and Qualifying Accounts and
Reserves

All other schedules are omitted because they are not applicable or not required.

      3.  Exhibits


 	 3.1* 	Restated Certificate of Incorporation of IBP
(filed as Exhibit No. 3.1. to the Annual Report on
Form 10-K of IBP for the fiscal year ended
December 28, 1996, File No. 1-6085).

 3.2*	Restated By-laws of IBP (filed as Exhibit No. 3.2
to the Annual Report on Form 10-K of IBP for the fiscal year ended December 28, 1996, File No. 1-
6085).

10.5*	IBP's 1987 Stock Option Plan (filed as Exhibit No.
28(a) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-19441)
(Executive Compensation Plan).



10.5.1*	Form of Stock Option Agreement (10/1/87) (filed as
Exhibit No. 28(b) to IBP's Registration Statement on Form S-8, dated January 5, 1988, File No. 33-
19441).

10.5.2*	Form of Stock Option Agreement (12/31/87) (filed
as Exhibit No. 28(c) to IBP's Registration
Statement on Form S-8, dated January 5, 1988, File
No. 33-19441).

10.5.3*	IBP Officer Long-Term Stock Plan (filed as Exhibit
No. 10.5.3 to the Annual Report on Form 10-K of
IBP for the fiscal year ended December 25, 1993, File No. 1-6085).

10.5.4*	IBP Directors Stock Option Plan (filed as Exhibit
No. 10.5.4 to the Annual Report on Form 10-K of
IBP for the fiscal year ended December 25, 1993, File No. 1-6085).

10.5.5*	IBP 1993 Stock Option Plan (filed as Exhibit No.
10.5.5 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 25, 1993, File
No. 1-6085).

10.5.6*	1996 Officer Long-Term Stock Plan (filed as
Exhibit No. 10.5.6 to the Annual Report on Form
10-K of IBP for the fiscal year ended December 28, 1996, File No. 1-6085).

10.5.7*	1996 Stock Option Plan (filed as Exhibit 10.5.7 to
the Annual Report on Form 10-K of IBP for the fiscal year ended December 28, 1996. File No. 1-
6085).

10.14*	Form of IBP's Indemnification Agreement with
officers and directors (filed as Exhibit No. 10.18 to IBP's Registration Statement on Form S-1, dated
August 19, 1987, File No. 1-6085).

10.21*	Credit Agreement (Revolving/Term Credit Facility)
dated as of December 21, 1995, between IBP, inc.
and various lenders with First Bank National
Association as Administrative Agent and Bank of
America National Trust and Savings Association as
Co-Agent.

10.23*	Intercompany Agreement, dated as of September 4,
1991, between IBP and Occidental Petroleum
Corporation (filed as Exhibit No. 10.23 to the
Annual Report on Form 10-K of IBP for the fiscal year ended December 28, 1991, File No. 1-6085).

10.24	Employment Agreement, effective as of August 18,
1997, between IBP and Larry Shipley.

10.25	Employment Agreement, effective as of March 1,
1997, between IBP and Richard L. Bond.

10.26	Employment Agreement, effective as of March 1,
1997, between IBP and Eugene D. Leman.




10.28*	Text of Retirement Income Plan of IBP, inc. (As
Amended and Restated Effective as of January 1,
1992), as amended.  (Executive Compensation Plan)
(filed as Exhibit No. 10.28 to the Annual Report on Form 10-K of IBP for the fiscal year ended
December 26, 1992, File No. 1-6085).

10.29*	Employment Agreement, effective January 1, 1993,
between IBP and Dale Tinstman (filed as Exhibit
No. 10.29 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 25, 1993, File
No. 1-6085).

13.		1997 Annual Report to Stockholders.


21.		Subsidiaries of IBP, inc. as of December 26, 1997.

22.*		Matters submitted to vote of security holders
(filed as Item 4 to the Quarterly Report on Form
10-Q for the 26 weeks ended June 28, 1997, File
No. 1-6085).

23.1		Consent of Independent Public Accountants (Coopers
& Lybrand L.L.P.).

27.		Financial Data Schedule.

__________________

* Incorporated herein by reference



(b)	Reports on Form 8-K

	The company filed a report on Form 8-K, dated November 25, 1997, with the Securities and Exchange Commission, File No. 1-6085. The 8-K reported Items 2 and 7, and historical and pro forma financial statements relating to the Foodbrands acquisition were filed with the 8-K.

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



     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of IBP pursuant to the foregoing provisions, or otherwise, IBP has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by IBP of expenses incurred or paid by a director, officer or controlling person of IBP in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, IBP will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.





REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of IBP, inc.

Our report on the consolidated financial statements of IBP, inc. has been incorporated by reference in this Form 10-K from page 30 of the 1997 Annual Report to Stockholders of IBP, inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule as of December 27, 1997, December 28, 1996 and December 30, 1995 and for the years then ended listed in Item 14(a) 2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.
Omaha, Nebraska
January 23, 1998


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              AND RESERVES

                    Fiscal Years 1995, 1996, and 1997
                            (In thousands)

                                                     Allowance
                                                    for Doubtful
                                                      Accounts
                                                    ------------

Balance, December 31, 1994                            $ 9,397

  Amounts charged to costs and expenses                   478
  Recoveries of amounts previously
    written off                                           106
  Write-off of uncollectible accounts                    (508)
  Other                                                    21
                                                       ------
Balance, December 30, 1995                              9,494

  Amounts charged to costs and expenses                   379
  Recoveries of amounts previously
    written off                                           115
  Write-off of uncollectible accounts                    (112)
  Other                                                    (3)
                                                       ------
Balance, December 28, 1996                              9,873

  Amounts charged to costs and expenses                   514
  Recoveries of amounts previously
    written off                                            39
  Write-off of uncollectible accounts                    (829)
  Other                                                   466
                                                       ------
Balance, December 27, 1997                            $10,063
                                                       ======




                             SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

       IBP, inc.



                    	By: /s/ Robert L. Peterson
                        ---------------------------
    			                  Robert L. Peterson
                         Chairman of the Board
                           and Chief Executive Officer
Date:    3/24/98
       -----------


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   Signature	                         Title                Date


/s/ Robert L. Peterson        Chairman of the Board      3/24/98
--------------------------
Robert L. Peterson             	and Chief Executive
                                Officer (principal
                                executive officer)

/s/ Larry Shipley
--------------------------    President, IBP 	            3/24/98
Larry Shipley                   Enterprises (principal
	                              	financial officer)


/s/ Craig J. Hart
--------------------------    Vice President and          3/24/98
Craig J. Hart                   Controller



/s/ Richard L. Bond
---------------------------  	Director	                   3/24/98
Richard L. Bond



/s/ John S. Chalsty
---------------------------   Director                   	3/24/98
John S. Chalsty



/s/ Wendy L. Gramm
---------------------------  	Director	                   3/23/98
Wendy L. Gramm



/s/ John J. Jacobson Jr.
---------------------------   Director                    3/20/98
John J. Jacobson, Jr.



/s/ Eugene D. Leman
---------------------------  	Director	                   3/24/98
Eugene D. Leman



/s/ Martin A. Massengale
---------------------------   Director	                   3/24/98
Martin A. Massengale



/s/ Michael L. Sanem
---------------------------  	Director	                   3/21/98
Michael L. Sanem



/s/ JoAnn R. Smith
---------------------------  	Director	                   3/23/98
JoAnn R. Smith



---------------------------  	Director
Dale C. Tinstman