Form 10-Q
period 1998-03-28
IBP INC
filed 1998-05-05
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q


                       ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the 13 weeks ended March 28, 1998

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

                             YES [X]    NO [ ]


   As of May 1, 1998, the registrant had outstanding 92,559,018 shares of its common stock ($.05 par value).








                      PART I.  FINANCIAL INFORMATION
                        IBP, inc. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                                 March 28,       December 27,
                                                   1998              1997
                                               -----------       ------------
                                               (Unaudited)
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                   $   24,437         $   69,022
   Marketable securities                           28,121              3,120
   Accounts receivable, less allowance for
     doubtful accounts of $10,400 and $10,063     591,599            564,125
   Inventories                                    399,815            389,753
   Deferred income tax benefits and
     prepaid expenses                              59,197             57,907
                                                ---------          ---------
       TOTAL CURRENT ASSETS                     1,103,169          1,083,927

 Property, plant and equipment,
   less accumulated depreciation
   of $796,295 and $774,694                     1,020,312          1,017,082
 Goodwill, net of accumulated
   amortization of $144,433 and $137,996          665,136            671,557
 Other assets                                      87,791             66,375
                                                ---------          ---------
                                               $2,876,408         $2,838,941
                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable to banks                      $  300,000         $  192,010
   Accounts payable                               310,314            345,728
   Deferred income taxes and other
     current liabilities                          306,116            339,080
                                                  -------            -------
       TOTAL CURRENT LIABILITIES                  916,430            876,818

 Long-term debt and capital lease
   obligations                                    567,516            568,281
 Deferred income taxes and other
   liabilities                                    158,697            156,773

 STOCKHOLDERS' EQUITY:
   Common stock at par value                        4,750              4,750
   Additional paid-in capital                     405,989            406,952
   Retained earnings                              883,433            886,964
   Accumulated other comprehensive income          (4,501)            (6,114)
   Treasury stock                                 (55,906)           (55,483)
                                                ---------          ---------
     TOTAL STOCKHOLDERS' EQUITY                 1,233,765          1,237,069
                                                ---------          ---------
                                               $2,876,408         $2,838,941
                                                =========          =========



 See accompanying notes to condensed consolidated financial statements.

                          IBP, inc. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    (In thousands, except per share data)


                                                          13 Weeks Ended
                                                    -------------------------
                                                    March 28,       March 29,
                                                      1998            1997
                                                    ---------       ---------
Net sales                                          $3,224,944      $3,134,590
Cost of products sold                               3,121,115       3,051,734
                                                    ---------       ---------
Gross profit                                          103,829          82,856
Selling, general and
  administrative expense                               69,185          30,996
                                                    ---------       ---------
EARNINGS FROM OPERATIONS                               34,644          51,860

Interest expense, net                                  12,745             550
                                                    ---------       ---------
Earnings before income
  taxes and extraordinary item                         21,899          51,310

Income tax expense                                      8,300          19,000
                                                    ---------       ---------
Earnings before extraordinary item                     13,599          32,310

Extraordinary loss on early extinguishment
  of debt, less applicable taxes (Note D)              14,815             -
                                                    ---------       ---------
NET EARNINGS (LOSS)                                $   (1,216)     $   32,310
                                                    =========       =========

Earnings (loss) per share:
  Earnings before extraordinary item                    $ .15           $ .34
  Extraordinary item                                     (.16)            -
                                                         ----            ----
  Net earnings (loss)                                   $(.01)          $ .34
                                                         ====            ====
Earnings (loss) per share - assuming dilution:
  Earnings before extraordinary item                    $ .15           $ .34
  Extraordinary item                                     (.16)            -
                                                         ----            ----
  Net earnings (loss)                                   $(.01)          $ .34
                                                         ====            ====

Dividends per share                                     $.025           $.025
                                                         ====            ====


See accompanying notes to condensed consolidated financial statements.

                         IBP, inc. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                        13 Weeks Ended
                                               -----------------------------
                                               March 28,           March 29,
                                                  1998                 1997
                                               --------            ---------
                                                     Inflows(outflows)

NET CASH FLOWS USED IN OPERATING ACTIVITIES   $  (82,392)          $  (67,584)
                                               ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities             (101,174)            (200,078)
 Proceeds from disposals of marketable
   securities                                     83,669              303,974
 Capital expenditures                            (31,721)             (31,226)
 Investment in life insurance contracts          (33,000)                 -
 Other investing activities, net                     102                  (45)
                                                --------            ---------
 Net cash flows (used in) provided
   by investing activities                       (82,124)              72,625
                                                --------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in borrowings under revolving
   credit agreements                             170,000                  -
 Principal payments on long-term
   obligations                                  (112,742)                (352)
 Proceeds from issuance of long-term debt         49,793                   67
 Net change in checks in process of
   clearance                                      37,053               10,086
 Premiums paid on early retirement
   of debt                                       (20,636)                 -
 Purchases of treasury stock                      (1,325)             (59,607)
 Other financing activities, net                  (2,298)              (4,591)
                                                --------             --------
  Net cash flows provided by (used in)
     financing activities                        119,845              (54,397)
                                                --------             --------
Effect of exchange rate on cash
  and cash equivalents                                86                   84
                                                --------             --------
Net change in cash and cash equivalents          (44,585)             (49,272)
Cash and cash equivalents at beginning
  of period                                       69,022               94,164
                                                --------             --------
Cash and cash equivalents at end of
  period                                      $   24,437           $   44,892
                                               =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized      $   12,258           $    4,638
    Income taxes, net of refunds received           (870)                (983)

  Depreciation and amortization expense           25,285               18,714
  Amortization of intangible assets                6,820                2,205


See accompanying notes to condensed consolidated financial statements.

                       IBP, inc. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.   GENERAL

   The condensed consolidated balance sheet of IBP, inc. and subsidiaries ("IBP" or "the company") at December 27, 1997 has been taken from audited financial statements at that date and condensed. All other condensed consolidated financial statements contained herein have been prepared by IBP and are unaudited. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K for the year ended December 27, 1997.

   In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP at March 28, 1998 and the results of its operations and its cash flows for the periods presented herein.

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


C.   INVENTORIES

   Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:


                                        March 28,       December 27,
                                          1998              1997
                                        ---------       ------------
                                              (In thousands)
   Product inventories:
     Raw materials                     $ 20,096           $ 22,952
     Work in process                     80,349             82,679
     Finished goods                     172,519            165,970
                                        -------            -------
                                        272,964            271,601
   Livestock                             53,283             45,908
   Supplies                              73,568             72,244
                                        -------            -------
                                       $399,815           $389,753
                                        =======            =======

                         IBP, inc. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


     D.   LONG-TERM OBLIGATIONS

          Long-term obligations are summarized as follows:

                                            March 28,     December 28,
         (in thousands)                       1998            1997
         -------------------------------------------------------------
          7.45% Senior Notes due 2007        $125,000        $125,000
          6.125% Senior Notes due 2006        100,000         100,000
          7.125% Senior Notes due 2026        100,000         100,000
          6.00% Securities due 2011            50,000            -
          10.75% Senior Subordinated
             Notes due 2006                      -            112,050
          Revolving credit facilities         175,000         112,950
          Present value of minimum
             capital lease obligations         18,499          19,093
          Other                                 1,263           1,400
                                              -------         -------
                                              569,762         570,493
          Less amounts due within
             one year                           2,246           2,212
                                              -------         -------
                                             $567,516        $568,281
                                              =======         =======

        During the first quarter 1998, the company completed its purchase of all of the $112 million outstanding 10.75%
Senior Subordinated Notes of its wholly-owned subsidiary, Foodbrands America, Inc. Net prepayment premiums, accelerated amortization of unamortized deferred financing costs, and transaction expenses totaled $23.9 million, before applicable income tax benefit of $9.1 million, and was accounted for as an extraordinary loss.

         The purchase of these obligations by IBP was funded with available credit facilities and will likely be refinanced later in 1998 under the company's $300 million Medium-Term
Notes program registered with the Securities and Exchange
Commission. The portion of borrowings under IBP's revolving credit facilities considered long-term increased to $175 million at March 28, 1998 from $113 million at December 27, 1997.

         	In January 1998, the company settled and closed its public offering of $50 million aggregate principal amount of 6.00% Remarketable or Redeemable Securities, due January
15, 2011 (the "6.00% Securities"). The net proceeds from the 6.00% Securities were added to the company's working capital. The 6.00% Securities were the first series of notes issued under the company's Medium-Term Notes program.

     E.   EARNINGS PER SHARE

         (in thousands, except per share amounts)
                         For the Thirteen Weeks Ended March 28, 1998
                         -------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ----------  ------------  ---------
       Basic EPS:
         Earnings before
          extraordinary item    $13,599     92,567       $ .15
                                                          ====
       Effect of dilutive
            securities:
          Employee stock plans                 954
                                 ------     ------
        Diluted EPS             $13,599     93,521       $ .15
                                 ======     ======        ====

                        For the Thirteen Weeks Ended March 29, 1997
                        -------------------------------------------
                              Earnings     Shares     Per Share
                            (Numerator) (Denominator)   Amount
                            ----------- ------------- ---------
          Basic EPS:
          Net earnings        $32,310       93,894       $ .34
                                                          ====
          Effect of dilutive
            securities:

          Employee stock plans               1,246
                               ------       ------
          Diluted EPS         $32,310       95,140       $ .34
                               ======       ======        ====

		The summary below lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options had varying expiration dates.

                                                1998        1997
                                                ----        ----
          Stock options excluded from
            diluted EPS computation            1,556       1,458
          Average option price per share      $24.72      $25.05

     F.   COMMITMENTS AND CONTINGENCIES

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

  	In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle
District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges, inter alia, that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief and punitive damages, they seek disgorgement of all profits earned in 1994, 1995 and 1996 in excess of what they deem a "fair" return. Management believes that class certification is unlikely and that, in any event, it has acted properly and lawfully in its dealings with cattle producers.

    G.   COMPREHENSIVE INCOME

   In the first quarter of 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the company includes net income and foreign currency translation adjustments which are charged or credited to the cumulative translation account within stockholders' equity.
Comprehensive income for the quarters ended March 28, 1998 and March 29, 1997 was as follows (unaudited):


                                               13  Weeks Ended
                                            ----------------------
                                            March 28,    March 29,
                                              1998         1997
                                            ---------    ---------
NET EARNINGS (LOSS)                         $(1,216)      $32,310

Other comprehensive income,
  before tax:
  Foreign currency translation
    adjustments                               2,602        (1,437)
  Income tax expense related
    to items of other
    comprehensive income                       (989)          546
                                            -------         -----
Other comprehensive income,
  net of tax                                  1,613          (891)
                                            -------        ------
COMPREHENSIVE INCOME                       $    397       $31,419
                                            =======        ======

MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

   Continued weakness in Asian markets and significant supplies of competing proteins in the U.S. in the first quarter 1998 put pressure on fresh meats margins and reduced IBP's earnings in comparison to the first quarter 1997.

   Consolidated gross profit increased to 3.2% of net sales in the first quarter 1998 from 2.6% in the same 1997 period. However, excluding the 1998 results of two companies acquired in the second quarter 1997, Foodbrands America, Inc. ("Foodbrands") and The Bruss Company ("Bruss"), 1998 first quarter gross profit decreased to 1.8% of net sales.

   While net export sales dollars were slightly higher in the first quarter 1998 versus a year ago, it took a 30% increase in pounds of products sold to achieve the increase. Financial woes in Korea and other Asian countries have caused some of IBP's major customers, especially in the hide and leather market, to reduce their purchases. The relatively strong U.S. dollar versus foreign currencies has also adversely impacted the competitiveness of U.S. exports.

   IBP's beef operating earnings were positive in the first quarter 1998 but were significantly below the results of a year ago. Higher than expected industry beef production as well as that of competing meats, lower hide values, and start up losses at IBP's Canadian beef processing complex were all negative factors that reduced earnings.

   Pork operating earnings were up over $20 million in the first quarter 1998 from the same three months of 1997. Improved capacity utilization resulting from an increase in hog supplies, increased IBP market share, and favorable effects of last year's restructuring of IBP's production capacity were the principal positive factors.

   During the first quarter 1998, the company completed its purchase of all of the $112 million outstanding 10.75% Senior Subordinated Notes (the "10.75% Notes") of its wholly-owned subsidiary, Foodbrands America, Inc. Net prepayment premiums, accelerated amortization of unamortized deferred financing costs, and transaction expenses totaled $23.9 million, before applicable income tax benefit of $9.1 million, and was accounted for as an extraordinary loss in the condensed consolidated statement of operations.

   The matters discussed herein may contain forward-looking statements that involve risks and uncertainties including risk of changing market conditions with regard to livestock supplies and demand for the company's products, domestic and international regulatory risks, competitive and other risks over which IBP has little or no control. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.

   SALES

   Net sales in the first quarter 1998 increased 3% over the first quarter 1997. Excluding Foodbrands and Bruss, net sales were 5% lower in 1998 versus the first three months of 1997. This decrease was the result of a lower average price received for beef and pork products sold due to the relatively soft export market and significant competing meat supplies. In addition, hide prices were adversely impacted by the aforementioned financial woes in Asia, particularly in Korea.

  	Net export sales accounted for 12.5% of total net sales in the first quarter 1998 compared to 12.6% in the first three months of 1997. Increased sales of variety meats and rendered products offset the lower hide sales. On a regional basis, increased export sales to destinations in the Americas and Europe offset decreased export sales to the Pacific Rim, although the Pacific Rim still accounted for over 60% of net export sales in the first quarter 1998.

   COST OF PRODUCTS SOLD

   The cost of products sold in the first quarter 1998 increased 2% over the first quarter 1997. Excluding the effect of the Foodbrands and Bruss acquisitions, the cost of products sold decreased 4% from the first quarter 1997.

   In the fresh meats division, live hog prices were almost 30% lower in the first quarter 1998 compared to 1997 and 1998 live cattle prices were lower as well. The effect of the lower livestock prices were partially offset by an increase in the number of pounds of fresh beef and pork products sold.

   	Plant costs were higher in the first quarter 1998 primarily because of the increases in pounds of pork and beef products sold. First quarter 1998 results included an impairment write-down for the Luverne, Minnesota, carcass production facility which ceased operations in March 1998. This write-down of fixed assets and goodwill reduced first quarter 1998 net earnings by $0.03 per share.

	SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

   	Expenses in the first quarter 1998 increased 123% over the first quarter 1997. However, excluding the effect of Foodbrands and Bruss, 1998 expenses were flat relative to the first three months of 1997.

	INTEREST EXPENSE

   The significant increase in 1998 net interest expense versus the first quarter 1997 was mostly the result of higher 1998 average borrowings resulting from the Foodbrands and Bruss acquisitions which occurred in the second quarter 1997. The average effective interest rate was also slightly higher in 1998 due to the impact of the Foodbrands 10.75% Notes for substantially all of the first quarter 1998.









-10-
LIQUIDITY AND CAPITAL RESOURCES

   The purchase of the Foodbrands 10.75% Notes in the first quarter 1998 by IBP, inc. was funded with available credit facilities and will likely be refinanced later in 1998 under the company's $300 million Medium-Term Notes program registered with the Securities and Exchange Commission. The portion of borrowings under IBP's revolving credit facilities considered long-term increased to $175 million at March 28, 1998 from $113 million at December 27, 1997.

   In January 1998, the company settled and closed its public offering of $50 million aggregate principal amount of 6.00% Remarketable or Redeemable Securities, due January 15, 2011 (the "6.00% Securities"). The net proceeds from the 6.00% Securities were added to the company's working capital. The 6.00% Securities were the first series of notes issued under the company's $300 million Medium-Term Notes program.

   Total outstanding borrowings averaged $835 million in the first three months of 1998 compared to $265 million in the comparable 1997 period. The higher 1998 average outstanding borrowings versus the first quarter 1997 were due primarily to funds required for the Foodbrands and Bruss acquisitions in the second quarter 1997. Borrowings outstanding under committed and uncommitted credit facilities at March 28, 1998 totaled $475 million compared to $305 million at December 27, 1997, and available unused credit capacity under committed facilities was $175 million at March 28, 1998.

   The company invested $37 million during the fourth quarter 1997 and the first quarter 1998 in life insurance contracts for on employees. Among other advantages, expected changes in the cash value of these contracts are intended to effectively act as a hedge against changes in the company's deferred compensation liabilities.

   Year-to-date capital expenditures through March 28, 1998 totaled $32 million compared to $31 million in the first three months of 1997. Current year spending was primarily for pork plant expansions and ongoing replacements and modifications to existing facilities.

PART II.  OTHER INFORMATION


Item 5.  Other Information

     	In connection with its Medium-Term Notes program, the company hereby reports the following computations:

                                                  13 Weeks Ended
                                              ---------------------
                                              March 28,  March 29,
                                                 1998       1997
                                              ---------  ----------
         Earnings before income taxes
           and extraordinary item             $ 21,899    $ 51,310
         Total fixed charges                    17,069       5,787
         Capitalized interest                   (1,575)     (2,031)
                                               -------     -------
        Earnings before fixed charges,
           income taxes and extraordinary
           item                               $ 37,393    $ 55,066
                                               =======     =======
         Ratio of earnings to fixed charges        2.2         9.5
                                                   ===         ===

Item 6.  Exhibits and Reports on Form 8-K

   (b)   Reports on Form 8-K

        	A report on Form 8-K was filed by the company on February 2,
		       1998 in connection with its Medium-Term Notes program.

                              SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                IBP, inc.
                                      --------------------------
                                              (Registrant)


      May 5, 1998                     s/  Robert L. Peterson
-----------------------               --------------------------
      (date)                          Robert L. Peterson
                                      Chairman of the Board and
                                        Chief Executive Officer



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