Form 10-Q
period 1998-06-27
IBP INC
filed 1998-08-05
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q


                       ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 27, 1998

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

                             YES [X]    NO [ ]


   As of August 1, 1998, the registrant had outstanding 92,544,468 shares of its common stock ($.05 par value).








                      PART I.  FINANCIAL INFORMATION
                        IBP, inc. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                                 June 27,          December 27,
                                                   1998                1997
                                                 ________          ____________
                                                (Unaudited)
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                   $   16,914           $   69,022
   Marketable securities                           28,085                3,120
   Accounts receivable, less allowance for
     doubtful accounts of $10,494 and $10,063     634,435              564,125
   Inventories                                    415,892              389,753
   Deferred income tax benefits and
     prepaid expenses                              58,865               57,907
                                                _________            _________
       TOTAL CURRENT ASSETS                     1,154,191            1,083,927

 Property, plant and equipment,
   less accumulated depreciation
   of $816,424 and $774,694                     1,035,458            1,017,082
 Goodwill, net of accumulated
   amortization of $149,492 and $137,996          660,033              671,557
 Other assets                                      93,876               66,375
                                                _________            _________
                                               $2,943,558           $2,838,941
                                                =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable to banks                      $  348,057           $  192,010
   Accounts payable                               281,497              345,728
   Deferred income taxes and other
     current liabilities                          325,051              339,080
                                                  _______              _______
       TOTAL CURRENT LIABILITIES                  954,605              876,818

 Long-term debt and capital lease
   obligations                                    567,030              568,281
 Deferred income taxes and other
   liabilities                                    161,534              156,773

 STOCKHOLDERS' EQUITY:
   Common stock at par value                        4,750                4,750
   Additional paid-in capital                     405,567              406,952
   Retained earnings                              914,972              886,964
   Accumulated other comprehensive income          (8,756)              (6,114)
   Treasury stock                                 (56,144)             (55,483)
                                                _________            _________
     TOTAL STOCKHOLDERS' EQUITY                 1,260,389            1,237,069
                                                _________            _________
                                               $2,943,558           $2,838,941
                                                =========            =========



 See accompanying notes to condensed consolidated financial statements.


                                      -2-

                           IBP, inc. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                    (In thousands, except per share data)

                                   13 Weeks Ended             26 Weeks Ended
                                ____________________       ____________________
                                June 27,   June 28,        June 27,   June 28,
                                  1998       1997            1998       1997
                                _________  _________       _________  _________

Net sales                      $3,334,340 $3,448,337      $6,559,284 $6,582,927
Cost of products sold           3,208,199  3,328,378       6,329,314  6,380,112
                                _________  _________       _________  _________
Gross profit                      126,141    119,959         229,970    202,815
Selling, general and
  administrative expense           59,588     54,703         128,773     85,699
                                _________  _________       _________  _________

EARNINGS FROM OPERATIONS           66,553     65,256         101,197    117,116

Interest expense, net              11,900      9,892          24,645     10,442
                                _________  _________       _________  _________
Earnings before income
  taxes and extraordinary
  item                             54,653     55,364          76,552    106,674

Income tax expense                 20,800     21,500          29,100     40,500
                                _________  _________       _________  _________
Earnings before
  extraordinary item               33,853     33,864          47,452     66,174

Extraordinary loss on early
  extinguishment of debt,
  less applicable taxes
  (Note D)                           -          -__           14,815        _
                                _________  _________      __________   _________

NET EARNINGS                   $   33,853 $   33,864     $    32,637  $  66,174
                                =========  =========      ==========   ========
Earnings per share:
  Earnings before
    extraordinary item             $ .37      $ .37          $  .51      $ .71
  Extraordinary item                 -          -__            (.16)       - _
                                    ____       ____           _____       ____
  Net earnings                     $ .37      $ .37          $  .35      $ .71
                                    ====       ====           =====       ====
Earnings per share - assuming
  dilution:
  Earnings before
    extraordinary item             $ .36      $ .36          $  .51      $ .70
  Extraordinary item                 -          -__            (.16)       -__
                                    ____       ____           _____       ____
  Net earnings                     $ .36      $ .36          $  .35      $ .70
                                    ====       ====           =====       ====

Dividends per share                $.025      $.025            $.05      $ .05
                                    ====       ====             ===       ====

See accompanying notes to condensed consolidated financial statements.

                                         -3-
                          IBP, inc. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)


                                                        26 Weeks Ended
                                                _____________________________
                                                June 27,            June 28,
                                                  1998                1997
                                               _________           __________
                                                      Inflows(outflows)

NET CASH FLOWS USED IN OPERATING ACTIVITIES   $  (42,210)         $  (106,046)
                                               _________           __________

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities             (146,759)            (215,073)
 Proceeds from disposals of marketable
   securities                                    128,879              373,346
 Capital expenditures                            (77,425)             (62,757)
 Investment in life insurance contracts          (33,000)                 -
 Payment for stock of new subsidiaries,
   net of cash acquired                             -                (307,676)
 Other investing activities, net                 ( 3,969)              (2,459)
                                               _________           __________
 Net cash flows used in
   investing activities                         (132,274)            (214,619)
                                               _________           __________

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in borrowings under revolving
   credit agreements                             218,400              378,500
 Principal payments on long-term
   obligations                                  (113,293)            (195,816)
 Proceeds from issuance of long-term debt         49,760              123,887
 Net change in checks in process of
   clearance                                      (4,926)              16,262
 Premiums paid on early retirement
   of debt                                       (20,636)                 -
 Purchases of treasury stock                      (1,957)             (59,901)
 Other financing activities, net                  (5,021)              (9,287)
                                               _________           __________
 Net cash flows provided by
     financing activities                        122,327              253,645
                                               _________            _________
Effect of exchange rate on cash
  and cash equivalents                                49                   26
                                               _________            _________
Net change in cash and cash equivalents          (52,108)             (66,994)
Cash and cash equivalents at beginning
  of period                                       69,022               94,164
                                               _________            _________
Cash and cash equivalents at end of
  period                                      $   16,914           $   27,170
                                               =========            =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized      $   24,726           $   21,186
    Income taxes, net of refunds received          5,207               38,236

  Depreciation and amortization expense           50,638               41,473
  Amortization of intangible assets               12,249                6,763

See accompanying notes to condensed consolidated financial statements.

-4-
                          IBP, inc. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP at June 27, 1998 and the results of its operations and its cash flows for the periods presented herein.

    Derivatives and hedging activities: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company must adopt this standard no later than the first quarter of fiscal 2000. Management is reviewing the requirements of this statement, which are quite complex. Although management expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on the financial statements of the company.

    Business segments: Effective at year-end 1998, the company will adopt SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Management is reviewing the requirements of this statement and believes that it will change the extent of its current business segment disclosure. This statement does not impact the basic consolidated financial statements; it affects the presentation of segment information in the Notes to Consolidated Financial Statements.

    Reclassifications: Certain reclassifications have been made to prior financial statements to conform to the current year presentation.

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



-5-
C.  INVENTORIES

    Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:


                                        June 27,        December 27,
                                          1998              1997
                                        ________        ____________
                                              (In thousands)
   Product inventories:
     Raw materials                     $ 19,567           $ 22,952
     Work in process                     71,287             82,679
     Finished goods                     183,124            165,970
                                        _______            _______
                                        273,978            271,601
   Livestock                             67,445             45,908
   Supplies                              74,469             72,244
                                        _______            _______
                                       $415,892           $389,753
                                        =======            =======

D.   LONG-TERM OBLIGATIONS

     Long-term obligations are summarized as follows:

                                            June 27,      December 28,
         (in thousands)                       1998            1997
                                             ________      ____________

          7.45% Senior Notes due 2007        $125,000        $125,000
          6.125% Senior Notes due 2006        100,000         100,000
          7.125% Senior Notes due 2026        100,000         100,000
          6.00% Securities due 2011            50,000            -
          10.75% Senior Subordinated
             Notes due 2006                      -            112,050
          Revolving credit facilities         175,000         112,950
          Present value of minimum
             capital lease obligations         18,075          19,093
          Other                                 1,184           1,400
                                              _______         _______
                                              569,259         570,493
          Less amounts due within
             one year                           2,229           2,212
                                              _______         _______
                                             $567,030        $568,281
                                              =======         =======

    During the first quarter 1998, the company completed its purchase of all of the $112 million outstanding 10.75% Senior Subordinated Notes of its wholly-owned subsidiary, Foodbrands America, Inc. Net prepayment premiums, accelerated amortization of unamortized deferred financing costs, and transaction expenses totaled $24 million, before applicable income tax benefit of $9 million, and was accounted for as an extraordinary loss.

    The purchase of these obligations by IBP was funded with available credit facilities and will likely be refinanced later in 1998 under the company's $300 million Medium-Term Notes program registered with the Securities and Exchange Commission. The portion of borrowings under IBP's revolving credit facilities considered long-term increased to $175 million at June 27, 1998 from $113 million at December 27, 1997.




-6-
    In January 1998, the company settled and closed its public offering of $50 million aggregate principal amount of 6.00% Remarketable or Redeemable Securities, due January 15, 2011 (the "6.00% Securities"). The net proceeds from the 6.00% Securities were added to the company's working capital. The 6.00% Securities were the first series of notes issued under the company's Medium-Term Notes program.


E.   EARNINGS PER SHARE

         (in thousands, except per share amounts)
                         For the Thirteen Weeks Ended June 27, 1998
                         __________________________________________
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ___________ _____________ _________
    Basic EPS:
    Net earnings                $33,853     92,557       $ .37
                                                          ====
    Effect of dilutive
      securities:
    Employee stock plans                       823
                                 ______    _______
    Diluted EPS                 $33,853     93,380       $ .36
                                 ======     ======        ====

                         For the Thirteen Weeks Ended June 28, 1997
                         __________________________________________
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ___________ _____________ _________
    Basic EPS:
    Net earnings                $33,864     92,061       $ .37
                                                          ====
    Effect of dilutive
      securities:
    Employee stock plans                     1,227
                                 ______     ______
    Diluted EPS                 $33,864     93,288       $ .36
                                                          ====

                        For the Twenty-six Weeks Ended June 27, 1998
                        ____________________________________________
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ___________ _____________ _________
    Basic EPS:
    Earnings before
      extraordinary item        $47,452     92,562       $ .51
                                                          ====
    Effect of dilutive
      securities:

    Employee stock plans                       888
                                 ______     ______

    Diluted EPS                 $47,452     93,450       $ .51
                                 ======     ======        ====

                         For the Twenty-six weeks Ended June 28, 1997
                         ____________________________________________
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ___________ _____________ _________
   Basic EPS:
   Net earnings                 $66,174     92,977       $ .71
                                                          ====
   Effect of dilutive
     securities:
   Employee stock plans                      1,237
                                 ______     ______
   Diluted EPS                  $66,174     94,214       $ .70
                                 ======     ======        ====

    The following summary lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. These options had varying expiration dates.

-7-
                                                1998        1997
                                                ____        ____
          Stock options excluded from
            diluted EPS computation            1,541       1,442
          Average option price per share      $24.69      $25.04

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

    In the first quarter of 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the company includes net income and foreign currency translation adjustments which are charged or credited to the cumulative translation account within stockholders' equity. Comprehensive income for the 26 weeks ended June 27, 1998 and June 28, 1997 was as follows (unaudited):

                                                  26  Weeks Ended
                                                  _______________
                                               June 27,      June 28,
                                                 1998          1997
                                               ________      ________

NET EARNINGS                                   $ 32,637      $ 66,174
                                                _______       _______
Other comprehensive income,
  before tax:
  Foreign currency translation
    adjustments                                  (2,641)         (719)
  Income tax expense related
    to items of other
    comprehensive income                          1,004           273
                                                _______       _______
Other comprehensive income,
   net of tax                                    (1,637)         (446)
                                                _______       _______

COMPREHENSIVE INCOME                           $ 31,000      $ 65,728
                                                =======       =======


-8-
	            	MANAGEMENT'S DISCUSSION AND ANALYSIS
              ____________________________________

RESULTS OF OPERATIONS

	   Stong contributions by IBP's pork and foodservice divisions offset weaker beef results en route to a second quarter earnings performance comparable to the second quarter 1997 and more than double the first quarter 1998 earnings.

	   Earnings from operations, measured as a percentage of net sales, improved to 2.0% in the second quarter 1998 from 1.9% in the same
1997 period. Pork results improved due to increased capacity utilization, lower raw material costs and much-improved performance at the Logansport, Indiana, facility, which is now beyond the start up phase. In addition, IBP benefited from consolidation of a full quarter of operations of Foodbrands America, Inc. ("Foodbrands") and The Bruss Company ("Bruss") in 1998 versus approximately nine weeks for Foodbrands and five weeks for Bruss in the second quarter 1997.

	    For the six months ended June, 1998 operating earnings measured 1.5% of net sales versus 1.8% in the first half of 1997. The lower
1998 figure reflected reduced beef margins caused by burdensome competing domestic meat supplies and weaker export demand resulting from economic problems in the Far East. Meanwhile, pork performance improved significantly in 1998 compared to the first half of 1997 and foodservice operations contributed positively due to the above-mentioned factors.

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

  	 SALES

	   Second quarter and six months 1998 net sales decreased from the same 1997 periods. New operations (Foodbrands, Bruss and Platte
County Processed Meats, Inc. ("Platte County"), a ground beef processing plant in Nebraska), added net increases of $134 million and $416 million, respectively, to second quarter and year-to-date
1998 consolidated net sales. Meanwhile, IBP's core fresh meats operations net sales decreased 8% in the second quarter 1998 and 7% in the year-to-date period compared to 1997. Lower average prices of beef and pork products sold were only partially offset by increases in pounds of beef and pork products sold, reflecting the glut of competing proteins domestically and weaker export demand.

	   Second quarter 1998 net export sales decreased slightly and year-to-date 1998 exports were flat compared with the 1997 periods.
Export tonnage increased 23% in the first half of 1998 compared to 1997 but was offset by unfavorable price and product mix variances.
The Asian region accounted for 67% of total net export sales in the first half of 1998 compared to 74% in the same 1997 period.


-9-
   	The Far East shortfall was absorbed by increased exports to Mexico, Canada and South America destinations. Exports totaled approximately
13% of consolidated net sales in all comparison periods presented.

  	 COST OF PRODUCTS SOLD

  		Second quarter 1998 cost of products sold decreased 4% from the second quarter 1997. Excluding a $109 million increase attributable to new operations (Foodbrands, Bruss and Platte County), IBP's core fresh meats operations cost of products sold decreased 7% in the second quarter 1998 versus 1997. The fresh meats business benefited from lower average prices paid for live hogs and cattle offset somewhat by an increase in pounds of pork products sold. Fresh meats plant costs in the second quarter 1998 increased over the second quarter 1997 primarily as a result of higher labor and volume-related costs.

  		The cost of products sold in the six months ended June 1998 decreased 1% from the same 1997 period. While Foodbrands, Bruss and Platte County accounted for a $344 million increase in year-over-year costs, IBP's previously existing operations experienced a 6% decrease in 1998 costs versus the prior year. This 6% decrease was primarily due to reduced average prices paid for live hogs and cattle which overrode the effect of increases in pounds of pork and beef products sold. Plant costs increased due to higher labor costs and increased pork volume.

  		Industry analysts predict that cattle supplies should be favorable for most of 1998 and will tighten later this year or sometime during 1999. Meanwhile, hog supplies are expected to be excellent in the second half of 1998 and into 1999.

  	 SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

 			While second quarter 1998 expense increased 9% over the second quarter 1997, the increase and more was due to expenses incurred at
Foodbrands and Bruss.  Excluding Foodbrands and Bruss, second quarter
1998 expense decreased 25% from the second quarter 1997.  The lower comparable 1998 expense was due in part to accrual of refunds of U.S.
harbor maintenance taxes paid in prior years, based upon a U.S.
Supreme Court decision which ruled their collection unconstitutional.

 			Year-to-date 1998 expense through June was 50% higher than in the comparable year-earlier period.  The effect of new subsidiaries increased consolidated expense by $51 million in the first six months of 1998 over 1997.  Foodbrands' selling expense is much higher as a percentage of net sales compared to IBP's fresh meats operations due to differences in the nature of the respective product and customer bases.  Excluding new operations, expense decreased 13% in the six month period ended June 1998 versus 1997, helped by the harbor maintenance tax refunds discussed above.

  	 INTEREST EXPENSE

	 		The higher net interest expense in the second quarter and year-
to-date periods ended June 1998 versus the comparable 1997 periods was primarily attributable to higher average borrowings brought about by the purchases of Foodbrands and Bruss in the second quarter 1997.

-10-
LIQUIDITY AND CAPITAL RESOURCES

  		Total consolidated outstanding borrowings averaged $867 million in the first six months of 1998 compared to $466 million in the comparable 1997 period. Available unused credit capacity under committed facilities totaled $226 million at June 27, 1998.

  		The purchase of the Foodbrands 10.75% Notes in the first quarter 1998 by the company was funded with available credit facilities and will likely be refinanced later in 1998 under the company's $300 million Medium-Term Notes program registered with the Securities and Exchange Commission. The portion of borrowings under IBP's revolving credit facilities considered long-term increased to $175 million at March 28, 1998 from $113 million at December 27, 1997.

  		In January 1998, the company settled and closed its public offering of $50 million aggregate principal amount of 6.00%
Remarketable or Redeemable Securities, due January 15, 2011 (the
"6.00% Securities"). The net proceeds from the 6.00% Securities were added to the company's working capital. The 6.00% Securities were a series of notes issued under the company's Medium-Term Notes program.

  		The company invested $37 million during the fourth quarter 1997 and the first quarter 1998 in life insurance contracts for key employees. Among other advantages, expected changes in the cash value of these contracts are intended to effectively act as a hedge against changes in the company's deferred compensation liabilities.

  		Year-to-date capital expenditures through June 27, 1998 totaled $77 million compared to $63 million in the first six months of 1997.
Current year spending was primarily for pork and foodservice plant expansions, food safety processes, and construction of the company's new world headquarters.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    Derivatives and hedging activities: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company must adopt this standard no later than the first quarter of fiscal 2000. Management is reviewing the requirements of this statement, which are quite complex. Although management expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on the financial statements of the company.

Business segments: Effective at year-end 1998, the company will adopt SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." Management is reviewing the requirements of this statement and believes that it will change the extent of its current business segment disclosure. This statement does not impact the basic consolidated financial statements; it affects the presentation of segment information in the Notes to Consolidated Financial Statements.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of IBP, inc. was held on April 23, 1998, in Dakota City, Nebraska.

(c)  The following matters were voted upon at the annual meeting:

     (i)  The election of the members of the Board of Directors:

                   Richard L. Bond
                          Votes for:             80,478,825
                          Votes withheld:           370,141

                   John S. Chalsty
                          Votes for:             80,503,191
                          Votes withheld:           345,775

                   Dr. Wendy L. Gramm
                          Votes for:             80,495,296
                          Votes withheld:           353,670

                   John J. Jacobson, Jr.
                          Votes for:             80,508,699
                          Votes withheld:           340,267

                   Eugene D. Leman
                          Votes for:             80,473,650
                          Votes withheld:           375,316

                   Martin A. Massengale
                          Votes for:             80,495,793
                          Votes withheld            353,175

                   Robert L. Peterson
                          Votes for:             80,476,087
                          Votes withheld:           372,879

                   Michael L. Sanem
                          Votes for:             80,489,784
                          Votes withheld:           359,182

                   JoAnn R. Smith
                          Votes for:             80,514,776
                          Votes withheld:           334,190

                   Dale C. Tinstman
                          Votes for:             80,171,457
                          Votes withheld:           677,509

Item 5.  Other Information

     	In connection with its Medium-Term Notes program, the company hereby reports the following computations:

                                               26 Weeks Ended
                                            ____________________
                                            June 27,    June 28,
                                              1998        1997
                                            ________    _________
  Earnings before income taxes
           and extraordinary item          $ 76,552    $106,674
         Total fixed charges                 33,176      19,961
         Capitalized interest                (3,345)     (3,826)
                                            _______     _______
     Earnings before fixed charges,
           income taxes and extraordinary

        item                               $106,383    $122,809
                                            =======     =======

         Ratio of earnings to fixed charges     3.2         6.2
                                                ===         ===


Item 6.  Exhibits and Reports on Form 8-K

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed by the company during the quarter ended June 27, 1998.

                               SIGNATURES


    Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                IBP, inc.
                                      __________________________
                                              (Registrant)

  August 5, 1998
______________________                /s/  Robert L. Peterson
      (date)                          _________________________
                                      Robert L. Peterson
                                      Chairman of the Board and
                                        Chief Executive Officer


                                      /s/  Larry Shipley
                                      __________________________
                                      Larry Shipley
                                      Chief Financial Officer



                                      /s/  Craig J. Hart
                                      ___________________________
                                      Craig J. Hart
                                      Vice President
                                        and Controller