Form 10-Q
period 1998-09-26
IBP INC
filed 1998-11-05
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q


                       ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 26, 1998

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

                             YES [X]    NO [ ]


   As of November 1, 1998, the registrant had outstanding 92,833,778 shares of its common stock ($.05 par value).








                      PART I.  FINANCIAL INFORMATION
                        IBP, inc. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                               September 26,       December 27,
                                                   1998                1997
                                               -------------       ------------
                                                (Unaudited)
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                   $   39,932           $   69,022
   Marketable securities                           29,485                3,120
   Accounts receivable, less allowance for
     doubtful accounts of $10,583 and $10,063     596,780              564,125
   Inventories                                    395,971              389,753
   Deferred income tax benefits and
     prepaid expenses                              56,439               57,907
                                               ----------           ----------
      TOTAL CURRENT ASSETS                      1,118,607            1,083,927

 Property, plant and equipment,
   less accumulated depreciation
   of $820,092 and $774,694                     1,039,700            1,017,082
 Goodwill, net of accumulated
   amortization of $153,457 and $137,996          652,831              671,557
 Other assets                                     109,295               66,375
                                                ---------            ---------
                                               $2,920,433           $2,838,941
                                                =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable to banks                      $  243,235           $  192,010
   Accounts payable                               278,325              345,728
   Deferred income taxes and other
     current liabilities                          354,893              339,080
                                                ---------            ---------
       TOTAL CURRENT LIABILITIES                  876,453              876,818

 Long-term debt and capital lease
   obligations                                    566,592              568,281
 Deferred income taxes and other
   liabilities                                    161,346              156,773

 STOCKHOLDERS' EQUITY:
   Common stock at par value                        4,750                4,750
   Additional paid-in capital                     405,158              406,952
   Retained earnings                              978,244              886,964
   Accumulated other comprehensive income         (12,075)              (6,114)
   Treasury stock                                 (60,035)             (55,483)
                                                ---------            ---------
     TOTAL STOCKHOLDERS' EQUITY                 1,316,042            1,237,069
                                                ---------            ---------
                                               $2,920,433           $2,838,941
                                                =========            =========



 See accompanying notes to condensed consolidated financial statements.

                            IBP, inc. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                      (In thousands, except per share data)


                                    13 Weeks Ended            39 Weeks Ended
                                 --------------------      ---------------------
                                 Sept. 26,  Sept. 27,      Sept. 26,   Sept. 27,
                                    1998       1997           1998        1997
                                 --------   ---------      ---------   ---------
Net sales                       $3 210,689 $3,416,706     $9,769,973  $9,999,634
Cost of products sold            3,017,438  3,291,265      9,346,752   9,671,378
                                 ---------  ---------      ---------   ---------
Gross profit                       193,251    125,441        423,221     328,256
Selling, general and
  administrative expense            77,319     64,460        206,092     150,159
                                 ---------  ---------      ---------   ---------
EARNINGS FROM OPERATIONS           115,932     60,981        217,129     178,097

Interest expense, net                9,951     14,060         34,596      24,502
                                 ---------  ---------      ---------   ---------
Earnings before incomee
  taxes and extraordinary
  item                             105,981     46,921        182,533     153,595

Income tax expense                  40,400     17,800         69,500      58,300
                                 ---------  ---------      ---------   ---------
Earnings before
  extraordinary item                65,581     29,121        113,033      95,295

Extraordinary loss on early
  extinguishment of debt,
  less applicable taxes
  (Note D)                            -          -            14,815        -
                                 ---------  ---------       --------    --------
NET EARNINGS                    $   65,581 $   29,121      $  98,218   $  95,295
                                 =========  =========       ========    ========

Earnings per share:
  Earnings before
    extraordinary item               $ .71      $ .32         $ 1.22       $1.03
  Extraordinary item                   -          -             (.16)        -
                                      ----       ----          -----        ----
  Net earnings                       $ .71      $ .32         $ 1.06       $1.03
                                      ====       ====          =====        ====
Earnings per share - assuming
  dilution:
  Earnings before
    extraordinary item               $ .70      $ .31         $ 1.21       $1.02
  Extraordinary item                   -          -             (.16)        -
                                      ----       ----          -----        ---
  Net earnings                       $ .70      $ .31         $ 1.05       $1.02
                                      ====       ====          =====        ====

Dividends per share                  $.025      $.025          $.075       $.075
                                      ====       ====           ====        ====

See accompanying notes to condensed consolidated financial statements.

                          IBP, inc. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                       39 Weeks Ended
                                                ---------------------------
                                                Sept. 26,         Sept. 27,
                                                   1998              1997
                                                ---------         ---------
                                                      Inflows(outflows)

NET CASH FLOWS USED IN OPERATING ACTIVITIES    $  128,365        $    9,134
                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities              (200,227)         (215,073)
 Proceeds from disposals of marketable
   securities                                     177,370           380,439
 Capital expenditures                            (123,182)          (93,389)
 Investment in life insurance contracts           (33,000)              -
 Payment for stock of new subsidiaries,
   net of cash acquired                              -             (325,234)
 Other investing activities, net                    4,686            10,940
                                                ---------         ---------
 Net cash flows used in
   investing activities                          (174,353)         (242,317)
                                                ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in borrowings under revolving
   credit agreements                              113,500           333,500
 Principal payments on long-term
   obligations                                   (113,765)         (211,420)
 Proceeds from issuance of long-term debt          49,766           132,253
 Net change in checks in process of
   clearance                                        1,665            (8,697)
 Premiums paid on early retirement
   of debt                                        (20,636)              -
 Purchases of treasury stock                       (5,324)          (65,617)
 Other financing activities, net                   (8,189)           (8,305)
                                                ---------          --------
  Net cash flows provided by
     financing activities                          17,017           171,714
                                                ---------          --------
Effect of exchange rate on cash
  and cash equivalents                               (119)             (134)
                                                ---------          --------
Net change in cash and cash equivalents           (29,090)          (61,603)
Cash and cash equivalents at beginning
  of period                                        69,022            94,164
                                                ---------          --------
Cash and cash equivalents at end of
  period                                       $   39,932        $   32,561
                                                =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized       $   45,424        $   21,316
    Income taxes, net of refunds received          26,140            39,934

  Depreciation and amortization expense            74,841            66,703
  Amortization of intangible assets                19,731            12,309

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP at September 26, 1998 and the results of its operations and its cash flows for the periods presented herein.

   Derivatives and hedging activities: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities.: The company must adopt this standard no later than the first quarter of fiscal 2000. Management is reviewing the requirements of this statement, which are quite complex. Although management expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on the financial statements of the company.

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

C.  INVENTORIES

Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:


                                      September 26,     December 27,
                                          1998              1997
                                      -------------     ------------
                                              (In thousands)
   Product inventories:
     Raw materials                     $ 18,941           $ 22,952
     Work in process                     72,047             82,679
     Finished goods                     157,836            165,970
                                        -------            -------
                                        248,824            271,601
   Livestock                             73,247             45,908
   Supplies                              73,900             72,244
                                        -------            -------
                                       $395,971           $389,753
                                        =======            =======

    D.   LONG-TERM OBLIGATIONS

          Long-term obligations are summarized as follows:

                                          September 26,   December 28,
         (in thousands)                       1998            1997
         -------------------------------------------------------------
          7.45% Senior Notes due 2007        $125,000        $125,000
          6.125% Senior Notes due 2006        100,000         100,000
          7.125% Senior Notes due 2026        100,000         100,000
          6.00% Securities due 2011            50,000            -
          10.75% Senior Subordinated
             Notes due 2006                      -            112,050
          Revolving credit facilities         175,000         112,950
          Present value of minimum
             capital lease obligations         17,654          19,093
          Other                                 1,098           1,400
                                              -------         -------
                                              568,752         570,493
          Less amounts due within
             one year                           2,160           2,212
                                              -------         -------
                                             $566,592        $568,281
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

The purchase of these obligations by IBP was funded with available credit facilities and will likely be refinanced at a later date. Under the company's $300 million Medium-Term Notes program registered with the Securities and Exchange Commission. The portion of borrowings under IBP's revolving credit facilities considered long-term increased to $175 million at September 26, 1998 from $113 million at December 27, 1997.

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


E.   EARNINGS PER SHARE

         (in thousands, except per share amounts)
                         For the Thirteen Weeks Ended September 26, 1998
                         -----------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ----------- ------------- ---------
          Basic EPS:
          Net earnings          $65,581     92,495       $ .71
                                                          ====
          Effect of dilutive
            securities:
          Employee stock plans                 759
                                 ------     ------
          Diluted EPS           $65,581     93,254       $ .70
                                 ======     ======        ====

                         For the Thirteen Weeks Ended September 26,1997
                         ----------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ----------- ------------- ---------
          Basic EPS:
          Net earnings          $29,121     92,105       $ .32
                                                          ====
          Effect of dilutive
            securities:
          Employee stock plans               1,004
                                 ------     ------
          Diluted EPS           $29,121     93,109       $ .31
                                 ======     ======        ====

                        For the Thirty-nine Weeks Ended September 26,1998
                        -------------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ----------- ------------- ---------
          Basic EPS:
          Earnings before
            extraordinary item $113,033     93,540       $1.22
                                                          ====
          Effect of dilutive
            securities:
          Employee stock plans                 845
                                -------     ------
          Diluted EPS          $113,033     93,385       $1.21
                                =======     ======        ====

                         For the Thirty-nine weeks Ended September 27, 1997
                         --------------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ----------- ------------- ---------
          Basic EPS:
          Net earnings          $95,295     92,686       $1.03
                                                          ====
          Effect of dilutive
            securities:
          Employee stock plans               1,159
                                 ------     ------
          Diluted EPS           $95,295     93,845       $1.02
                                 ======     ======        ====

The following summary lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares, These options had varying expiration dates.

                                                1998        1997
                                                ----        ----
          Stock options excluded from
            diluted EPS computation            2,014       1,469
          Average option price per share      $23.67      $24.93


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

In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges, inter alia, that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs initially disclosed that, in addition to declaratory relief and punitive damages, they sought disgorgement of all profits earned in 1994, 1995 and 1996 in excess of what they deem a "fair" return. On September 15, 1998, the District Court rendered a decision denying class certification. Plaintiffs have filed a motion requesting reconsideration of this decision, attempting to limit the class in a manner necessary to avoid conflicts between class members, and attempting to present a damage analysis which the District Court will accept. Based upon IBP's review of this information, management still believes that class certification is unlikely.
As previously stated, IBP believes it has acted properly and lawfully in its dealings with cattle producers.

G.	COMPREHENSIVE INCOME

In the first quarter of 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in stockholders' equity with the exception of additional investments by stockholders or distributions to stockholders. Comprehensive income for the company includes net income and foreign currency translation adjustments which are charged or credited to the cumulative translation account within stockholders' equity. Comprehensive income for the 39 weeks ended September 26, 1998 and September 27, 1998 was as follows (unaudited,in thousands):

                                                  39  Weeks Ended
                                               -----------------------
                                               Sept. 26,     Sept. 27,
                                                  1998          1997
                                               ---------     ---------
NET EARNINGS                                  $  98,218      $ 95,295
Other comprehensive income,
  before tax:
  Foreign currency translation
    adjustments                                  (5,961)       (1,164)
  Income tax expense related
    to items of other
    comprehensive income                          2,265           442
                                               --------        ------
Other comprehensive income,
  net of tax                                     (3,696)         (722)
                                               --------        ------

COMPREHENSIVE INCOME                          $  94,522      $ 94,573
                                               ========       =======

      	            	MANAGEMENT'S DISCUSSION AND ANALYSIS




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

RESULTS OF OPERATIONS

IBP's fresh meats operations were much improved in the third quarter 1998 over the third quarter 1997 and, combined with a strong foodservice division performance, resulted in increased consolidated earnings.

Earnings from operations, measured as a percentage of net sales, improved to 3.6% in the third quarter 1998 from 1.8% in the same 1997 period. Both the beef and pork operations benefited from increased capacity utilization and lower raw material costs, offset somewhat by higher selling, general and administrative expenses. In addition, IBP's foodservice subsidiaries, consisting of Foodbrands America, Inc. ("Foodbrands") and The Bruss Company ("Bruss"), performed above expectations as product demand increased and raw material prices decreased.

For the nine months ended September, 1998 operating earnings measured 2.2% versus 1.8% in the same 1997 period. Excluding Foodbrands and Bruss, which were acquired in the second quarter 1997, IBP's 1998 year-to-date operating margin measured 1.8% of net sales compared to 1.7% last year. The higher 1998 figure reflected much-improved pork margins offset by lower beef margins caused by burdensome competing domestic meat supplies and weaker export demand resulting from economic problems in the Far East. Foodservice operations contributed positively due to the above-mentioned factors.

Industry experts predict that fed cattle supplies will remain strong into the first half of 1999 before tightening somewhat. Meanwhile, favorable hog supplies are expected throughout next year due to hog production expansion and relatively low grain prices.

SALES

Third quarter 1998 net sales decreased 6% from the third quarter
1997. The decrease primarily reflected pressure on selling prices caused by abundant market supplies of beef, pork and poultry. This factor was offset somewhat by increases in pounds of products sold, especially in the pork and foodservice divisions. New operations did not materially impact third quarter 1998 to 1997 comparative net sales as Foodbrands and Bruss were part of the company during the entire third quarter 1997.

In the year-to-date period ended September, 1998 net sales decreased
2% from the prior year. Excluding new operations (Foodbrands, Bruss and Platte County Processed Meats, Inc. ("Platte County"), a ground beef processing plant in Nebraska), year-to-date 1998 net sales decreased 6% compared to 1997. Lower average prices of beef and pork products sold were only partially offset by increases in pounds of beef and pork products sold.

Third quarter and year-to-date 1998 net export sales decreased 19% and 7%, respectively, from the comparable 1997 periods. Export tonnage in 1998 increased 13% and 20% during the same comparison periods, but was offset by unfavorable price and product mix variances.

The Asian region accounted for 67% of total net export sales in the first three quarters of 1998 compared to 74% in the same 1997 period. The Far East shortfall was absorbed by increased exports to Mexico, Canada and South America destinations. Exports accounted for approximately 12% of consolidated net sales in 1998 through September and 13% in the comparable 1997 timeframe.

COST OF PRODUCTS SOLD

Third quarter 1998 cost of products sold decreased 8% from the third quarter 1997. The fresh meats and foodservice businesses both benefited from lower raw material prices offset somewhat by volume increases in pounds of pork and foodservice products sold. Plant costs in the third quarter 1998 increased over the third quarter 1997 primarily as a result of higher labor and volume-related costs.

The cost of products sold in the nine months ended September 1998 decreased 3% from the same 1997 period. Excluding the aforementioned new operations, IBP's fresh meats operations experienced a 6% decrease in 1998 costs versus the prior year. This decrease was primarily due to lower average prices paid for live hogs and cattle which overrode the effect of increases in pounds of pork and beef products sold. Plant costs increased due primarily to higher labor costs and increased pork volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Third quarter 1998 expense increased 20% over the third quarter
1997. The primary reasons for the increase were higher earnings-based incentive compensation, computer system enhancements, and amortization of intangibles.

Year-to-date 1998 expense through September was 37% higher than in the comparable year-earlier period. Excluding the effect of new subsidiaries, year-to-date 1998 expense was 1% higher than in 1997. Generally, higher incentive compensation and amortization of intangibles was partially offset by accrual of refunds of U.S. harbor maintenance taxes paid in prior years, based upon a U.S. Supreme Court decision which ruled their collection unconstitutional, as well as cessation of current year harbor tax expense.

Foodbrands' selling expense is much higher as a percentage of net sales compared to IBP's fresh meats operations due to the incrementally higher value-added nature of its product lines.

INTEREST EXPENSE

Net interest expense fell 29% in the third quarter 1998 versus the third quarter 1997. Average borrowings decreased in the third quarter 1998 relative to the same 1997 period, due primarily to positive operating cash flows. A lower third quarter 1998 effective interest rate compared to the third quarter 1997 also contributed to the lower net interest expense.

The 41% higher net interest expense in the year-to-date period ended September 1998 versus 1997 was primarily attributable to higher average borrowings brought about by the purchases of Foodbrands and Bruss in the second quarter 1997.


LIQUIDITY AND CAPITAL RESOURCES

Total consolidated outstanding borrowings averaged $858 million in the first nine months of 1998 compared to $602 million in the comparable 1997 period. Borrowings outstanding at September 26, 1998 under committed facilities totaled $242 million, $175 million of which was classified as long-term in the consolidated balance sheet, and available unused credit capacity under committed facilities was $358 million.

The purchase of the Foodbrands 10.75% Notes in the first quarter
1998 by IBP, inc. was funded with available credit facilities and will likely be refinanced at a later date under the company's $300 million Medium-Term Notes program registered with the Securities and Exchange Commission. The portion of borrowings under IBP's revolving credit facilities considered long-term increased to $175 million at September 26, 1998 from $113 million at December 27, 1997.

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

Year-to-date capital expenditures through September 26, 1998 totaled $123 million compared to $94 million in the first nine months of 1997. Current year spending was primarily for pork and foodservice plant expansions, construction of the company's new world headquarters, acquisition of a closed beef mufacturing facility in Norfolk, Nebraska, and ongoing replacements and modifications to existing facilities.

YEAR 2000

The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the year 2000. If a computer system or other equipment with embedded chips or processors (collectively, "Business Systems") used by the company or a third party dealing with the company fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on the company. This Year 2000 issue can arise at any point in the company's supply, manufacturing, processing, distribution, and financial chains.

The company has an internal team responsible for assessing the impact of Year 2000 and leading and monitoring the company's state of readiness with respect to this issue. The assessment and planning phase is approximately 90% complete, the implementation phase is approximately 75% complete, and the testing phase is approximately 40% complete. All phases are expected to be completed before or during 1999.

A significant portion of the company's Business Systems is internally developed and has been or is in the process of being remediated. The Business Systems considered most critical to continuing operations are being given the highest priority. None of the company's other information technology projects have been delayed due to the implementation of the Year 2000 readiness program.

As part of the Year 2000 readiness program, significant service providers, vendors, suppliers, customers, and governmental entities ("Key Business Partners") that are considered critical to business operations in the periods prior to and subsequent to January 1, 2000, have been identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Year 2000 readiness as it relates directly or indirectly to the company.

The possible consequences of the company or its Key Business
Partners not being fully Year 2000 compliant by January 1, 2000 include, among other things, temporary plant closings, delays in the delivery of products and/or receipt of supplies, invoice and collection errors and inventory and supply obsolescence. However, the company believes that its Year 2000 readiness program, including the contingency planning discussed below, should significantly reduce the adverse effect any such disruptions may have.

The company currently has no formal contingency plan in place. However, the progress of the Year 2000 readiness program is being closely monitored and additional measures will be taken as risks are identified. These measures may include stockpiling critical supplies and packaging materials, securing alternate sources of supplies or services, and other appropriate measures.

It is currently estimated that the aggregate cost of the company's
Year 2000 efforts will be approximately $14 million, of which $5 million has been spent, and will be funded with operating cash flows. The budgeted $14 million includes approximately $8 million, of which $2 million has been spent, for computer hardware, substantially all of which will be capitalized. The remaining $6 million is primarily for computer software, all of which will be expensed as incurred. Approximately $3 million has been expensed to date.

The company's Year 2000 readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Year 2000 readiness program described above are subject to change.




                         PART II.  OTHER INFORMATION


Item 5.  Other Information

     	In connection with its Medium-Term Notes program, the company hereby reports the following computations (in thousands, except ratio data):

                                               39 Weeks Ended
                                            ---------------------
                                            Sept. 26,   Sept. 27,
                                               1998        1997
                                            ---------   ---------
         Earnings before income taxes
           and extraordinary item            $182,553    $153,595
         Total fixed charges                   48,858      37,873
         Capitalized interest                  (5,792)     (5,435)
                                              -------     -------
         Earnings before fixed charges,
           income taxes and extraordinary
           item                              $225,619    $186,033
                                              =======     =======
         Ratio of earnings to fixed charges       4.6         4.9
                                                  ===         ===

Item 6.  Exhibits and Reports on Form 8-K

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the company during the quarter ended September 26, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                IBP, inc.
                                      --------------------------
                                              (Registrant)


     November 4, 1998                 /s/ Robert L. Peterson
--------------------------            --------------------------
      (date)                          Robert L. Peterson
                                      Chairman of the Board and
                                        Chief Executive Officer



                                      /s/ Larry Shipley
                                      --------------------------
                                      Larry Shipley
                                      Chief Financial Officer



                                      /s/ Craig J. Hart
                                      -------------------------
                                      Craig J. Hart
                                      Vice President
                                        and Controller