Form 10-K
period 1998-12-26
IBP INC
filed 1999-03-25
CIK 52477

UNITED STATES

	                 SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

	                            FORM 10 - K

	          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

	               THE SECURITIES EXCHANGE ACT OF 1934

	            For the fiscal year ended December 26, 1998
	                  ______________________________
	                            IBP, inc.

DELAWARE CORPORATION	                          42-0838666
(State of Incorporation)	          (Employer Identification Number)

800 STEVENS PORT DRIVE
SUITE 836
DAKOTA DUNES,  SD                                 57049
(Address)                                        (Zip Code)

Telephone Number: (605) 235-2061
              ________________________________________________
Securities registered pursuant to section 12(b) of Act:

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

    The aggregate market value of the registrant's common stock held by non-affiliates (91,642,114 shares) based on the New York
Stock Exchange average bid and ask price on March 22, 1999, was approximately $1.82 billion.

    As of March 22, 1999, the registrant had outstanding
92,288,986 shares of its common stock.

	             DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's 1998 Annual Report to Stockholders (the "Annual Report") are incorporated by reference in Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement dated March 17, 1999, (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index on pages 16 through 18.

	                             PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General
    IBP, inc., ("IBP") a Delaware corporation, has two business
segments, Fresh Meats and Enterprises.   Fresh Meats produces fresh
beef and processed beef and pork products. Fresh Meats' primary products include boxed beef and fresh pork which are marketed mainly in the United States to grocery chains, meat distributors, wholesalers, retailers, restaurant and hotel chains, and processors who produce cured and smoked products, such as bacon, ham, luncheon meats and sausage items. Fresh Meats also produces inedible allied products, such as hides and other items used to manufacture products such as leather, animal feed and pharmaceuticals, and edible allied products, which include variety meat items. Enterprises produces frozen and refrigerated food products for the foodservice industry.

    IBP is currently moving into its new World Headquarters, and the mailing address of IBP's corporate headquarters is 800 Stevens Port Drive, Dakota Dunes, South Dakota 57049; its telephone number is (605) 235-2061. All references to "IBP" include IBP, inc. and its subsidiaries.

Fresh Meats

    IBP operates an extensive sales network to service its customers with regional sales/service centers in the United States (including an independently-owned contractor in Los Angeles that is licensed to use IBP trademarks) as well as sales/service centers in foreign countries.

    IBP operates 10 fed beef carcass production facilities in seven cattle-producing states and one in Canada, which reduce live cattle to dressed carcass form. Eight of these locations include processing facilities which conduct fabricating operations to produce boxed beef. Fed beef consists primarily of young steers and heifers specifically raised for beef consumption. IBP operates three cow boning facilities in Iowa, Nebraska and Texas, which reduce cows and bulls to dressed carcass form and boneless meat product. Cows and bulls processed by IBP are primarily breeding or dairy stock which have been culled for various reasons. IBP also operates one ground beef facility in Nebraska.

    IBP operates six pork carcass facilities in Indiana, Iowa and Nebraska which reduce live hogs to dressed carcass form. IBP operates seven processing facilities which conduct fabricating operations to produce boxed pork. The production process for pork is similar to that employed in its beef operation.

Enterprises

    Enterprises primarily consists of IBP's wholly-owned subsidiaries Foodbrands America, Inc. ("Foodbrands") and The Bruss Company ("Bruss"). Foodbrands and Bruss each are extensions of IBP's Fresh Meats business, offering a wide range of value-added food products to IBP's customers. Foodbrands manufactures and markets frozen and refrigerated food products such as pepperoni, beef and pork toppings, pizza crusts, appetizers, hors d'oeuvres, desserts, prepared meals, Mexican and Italian foods, soups, sauces, side dishes, and branded and processed meats. Bruss manufactures and markets high quality, portion-controlled steaks, pork chops and other products.

    In 1998, IBP completed the acquisition of the assets of the appetizer division of Diversified Foods Group, L.L.C. which assets are operated under the name DFG Foods, Inc. ("DFG"). DFG operates as a subsidiary of Foodbrands with production plants in Chicago, Illinois and Newark, New Jersey. DFG markets a variety of premium quality hors d'oeuvres, appetizers, desserts and prepared meals.


FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

    The company's businesses are classified into two business segments: Fresh Meats and Enterprises. The contributions of each business segment to net sales and operating earnings, and the identifiable assets attributable to each business segment set forth in Note M. "Business Segments" on page 43 of the Annual Report incorporated herein by reference. The Annual Report is an Exhibit to this Form 10-K.


History of IBP's Business

    IBP was first incorporated in 1960. It began operations in 1961 with a single fed beef carcass production facility located near Denison, Iowa, in what was then the nation's major cattle-producing region. IBP grew in the Northern and Central Plains states over the following nine years and added beef plants in Dakota City, Nebraska; Emporia, Kansas; Luverne, Minnesota; and
West Point, Nebraska.  IBP expanded into the Southern Plains in
1975, when it built its Amarillo, Texas facility near the large commercial feedlot operations of that region. In 1976, it moved into the Pacific Northwest through the acquisition and expansion of plants in Pasco, Washington and Boise, Idaho. Company expansion continued in 1980 with construction of a facility in Finney County, Kansas and, in 1983, with the purchase and expansion of a plant in Joslin, Illinois. In 1990, IBP opened its Lexington, Nebraska fed beef plant and, in 1994, IBP purchased Lakeside Farm Industries, Ltd. ("Lakeside"), an agribusiness company with a fed beef plant in Brooks, Alberta, Canada. Lakeside was IBP's first plant outside of the United States. In March of 1998, IBP discontinued operations at its Luverne, Minnesota facility.

    IBP began its cow boning operations in 1995 by acquiring facilities in Tama, Iowa; Gibbon, Nebraska; and Sealy, Texas. In 1996, IBP acquired its fourth cow boning facility in Palestine, Texas. These plants supplemented IBP's expansion into hamburger patty production. IBP increased its hamburger patty production capabilities in 1997 with the acquisition of the Columbus, Nebraska, ground beef facility. In August of 1998, IBP discontinued operations at its Sealy, Texas facility and, in April of 1999, IBP plans to discontinue its operations at the Palestine, Texas facility.

    IBP began pork operations in 1982 when it purchased, expanded and commenced operation of a pork facility in Storm Lake, Iowa. Additional pork facilities were added in 1986 in Louisa County and Council Bluffs, Iowa; in 1987 in Madison, Nebraska; in 1989 in Perry, Iowa; in 1990 in Waterloo, Iowa; and in 1993 in Logansport, Indiana. In 1994, IBP constructed ham processing facilities at its Council Bluffs, Iowa and Madison, Nebraska, locations. IBP no longer produces carcasses at the Council Bluffs, Iowa facility; however, the facility is still used for processing operations. In 1998, IBP entered into an agreement with Plumrose USA, Inc. ("Plumrose") wherein Plumrose agreed to lease from IBP the Council Bluffs, Iowa ham processing facility.

	In 1990, IBP added its first value-added operation when a cooked meats facility was added to the Waterloo, Iowa pork facility. This operation processed fresh meat into value-added, consumer-ready items such as pork and beef pizza toppings. In 1994, IBP purchased Prepared Foods, Inc. from International Multifoods, Inc. that included a plant in Santa Teresa, New Mexico. In 1995, IBP purchased and renovated a facility in Columbia, South Carolina. The Santa Teresa and Columbia facilities process fresh meat into value-added, consumer-ready items. In 1997, IBP increased its presence in the value-added marketplace with the Foodbrands and Bruss acquisitions. In addition to the Waterloo, Santa Teresa, and Columbia value-added facilities listed above which have been put under Foodbrands' management, Foodbrands operates facilities in Rialto, California; Riverside, California; Cherokee, Iowa; Edwardsville, Kansas; South Hutchinson, Kansas; Hutchinson, Kansas; Carthage, Missouri; Concordia, Missouri; Piedmont, Missouri; Albuquerque, New Mexico; New Rochelle, New York; Oklahoma City, Oklahoma; Dallas, Texas; Fort Worth, Texas; Jefferson, Wisconsin; and Green Bay, Wisconsin. In 1998, IBP acquired the assets of Diversified Food Group, L.L.C. with plants in Chicago, Illinois (leased facility) and Newark, New Jersey. These plants are also operated by Foodbrands. The Bruss Company operates one processing facility in Chicago, Illinois.

    Prior to August 1981, when it was acquired by Occidental Petroleum Corporation ("Occidental"), IBP was a publicly-held corporation listed on the New York Stock Exchange (the "NYSE"). From August 1981 to October 1987, IBP was a wholly-owned subsidiary of Occidental. In October 1987, IBP sold 49.5% of its common stock and was again listed on the NYSE.

    On September 4, 1991, Occidental offered all of its shares of IBP Common Stock to Occidental's stockholders and certain standby underwriters in an underwritten rights offering. As a result of this transaction, Occidental sold its IBP Common Stock.



Operations

    Cattle and Hog Supplies

    IBP does not currently have facilities of its own to raise cattle or hogs in the United States. However, IBP does have various risk-sharing and procurement arrangements with producers that help secure a supply of livestock for daily start-up operations at its facilities. IBP's Canadian subsidiary, Lakeside, has cattle feeding facilities, other agricultural divisions and a beef carcass production and boxed beef processing facility. In 1998, Lakeside's feedlots provided approximately 19% of that facility's live cattle needs. IBP's main supply of live cattle and hogs is purchased by IBP buyers who are trained to select high quality animals that are candidates for higher yields. IBP's buyers purchase cattle and hogs on a daily basis, generally a few days before the animals are required for processing. Live animals are generally held in IBP's holding pens for only a few hours.

    Production Process - Fresh Meats

    IBP's fed beef carcass production facilities reduce live fed cattle to dressed carcass form and process allied products. IBP's beef processing facilities conduct fabricating operations to produce boxed beef. IBP's fed carcass and beef processing facilities operated in 1998 at approximately 86% and 83%, respectively, of their production capacities.

    IBP's cow boning facilities produce beef trimmings and boneless cuts of beef that are further processed by IBP and sold to customers who produce hamburger, sausage and deli meats. IBP's cow boning facilities operated in 1998 at approximately 56% of their production capacity. Due to variances in product mix that may be processed at a ground beef facility, it is difficult to estimate a facility's capacity. However, in 1998, IBP estimates its Columbus, Nebraska ground beef facility operated at approximately 41% of its production capacity.

    IBP's pork facilities produce fresh boxed pork for shipment to customers, as well as pork bellies, hams and boneless picnic meat for shipment to customers who further process the pork into bacon, cooked hams, luncheon meats and sausage items. In 1998, IBP's pork facilities operated at approximately 85% of their production capacity.

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

	Production Process - Enterprises

	IBP Enterprises production facilities process fresh beef, fresh pork, and other raw materials into pizza toppings, portion-controlled steaks and pork chops, branded and processed meats, appetizers, hors d'oeuvres, desserts, ethnic foods, soups, sauces, side dishes and pizza crusts. Due to variances in product mix that may be processed at a value-added facility, it is difficult to estimate a facility's capacity. However, in 1998, IBP estimates the Enterprises facilities operated at approximately 85% of their production capacity.


    Facilities

    The corporate headquarters of IBP were located during 1998 primarily in Dakota City, Nebraska. In April of 1999, IBP anticipates materially completing its move into a new corporate headquarters in Dakota Dunes, South Dakota. IBP believes that its plants are among the most modern in the world and strives to maintain and enhance its facilities. Generally, plants and additions are designed and constructed by IBP's personnel. IBP generally considers its existing plants and equipment to be in excellent condition. IBP's capital spending for 1999 is expected to be in the range of $175 million, which includes expenditures for environmental compliance activities. Its principal plants as of December 26, 1998, are described below.

    Fresh Meats - Beef

    IBP's ten U.S. fed beef carcass production facilities are located in the states of Idaho, Illinois, Iowa, Kansas, Nebraska, Texas and Washington. IBP's eleventh fed beef carcass production facility is in Alberta, Canada. At these locations, eight have processing facilities, eight have hide treatment or tanning operations, six have cold storage freezer operations and one has a tallow refining plant. IBP's three cow boning facilities are located in Iowa, Nebraska and Texas. IBP also has a ground beef processing facility in Nebraska.

    Fresh Meats - Pork

    IBP's six pork carcass production and seven processing facilities are located in the states of Indiana, Iowa and Nebraska. At these locations, four have cold storage freezer operations and two have skinning operations.

    Enterprises

    IBP's twenty-three facilities under the Enterprises business are located in California, Illinois, Iowa, Kansas, Missouri,
Nebraska, New Jersey, New Mexico, New York, Oklahoma, South
Carolina, Texas, and Wisconsin.


    Sales

    IBP's customers for beef, pork and value-added products include domestic and international grocery chains, meat distributors, wholesalers, retailers, warehouse clubs, foodservice distributors, restaurant and hotel chains, and meat processors who produce cured and smoked products, such as bacon, ham, luncheon meat and sausage items. Most sales are made pursuant to daily orders as opposed to long-term supply contracts. In each of the past three years for Fresh Meats, IBP's largest beef customer accounted for less than 4% of its annual beef net sales, and its largest pork customer accounted for less than 7% of its pork net sales. In each of the past three years, Enterprises' largest customer accounted for less than 15% of its annual net sales. For the same periods, IBP's largest customer for all products combined accounted for less than 4% of its annual net sales.

    IBP sells to international customers through foreign and domestic sales offices. In fiscal 1998, export sales accounted for approximately 12% of IBP's net sales, which compares to approximately 13% in fiscal 1997 and 13% in fiscal 1996.

    Some allied products are sold as commodities in bulk, while other items are trimmed, boxed and frozen by IBP. Cattle hides are sold for both domestic and international use. Uncured and brine-cured hides are sold to tanneries for further processing. Chrome-tanned hides are sold to tanneries and directly to further processors of leather.


    Distribution

    Fresh Meats

    Most products are shipped by trucks, generally from plants located closest to the purchaser, although other plants may supplement such deliveries, depending upon prevailing supplies and product demand.

    Enterprises

    Enterprises' products are transported by independent carriers from its distribution/customer service centers in Edwardsville, Kansas and Rialto, California, or are shipped directly from the production facility with a view toward achieving an efficient, cost-effective method of distribution. Customer requirements vary from the need for large quantities of a limited number of products to small quantities of a number of items, each requiring a different distribution method. From the distribution centers, orders for customers of the different divisions can be filled and delivered in a single shipment regardless of the variety of products ordered or the location of the manufacturing facility at which they are produced. The company also can combine for shipment the orders of many smaller customers in the same geographic region. Management believes this flexible distribution system allows the company to provide superior service to its customers by reducing the time between the placement of customer orders and delivery of the company's products. This also lowers the customer's shipping costs through the elimination of higher-cost, fragmented deliveries.


    Competition

    Fresh Meats

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

    IBP's hog buyers generally purchase hogs based upon an average daily bid price. The average daily bid price is adjusted for each producer by tracking the producer's yield and quality results. From the results of the producer's prior sales, IBP is able to generate a discount or a premium which adjusts the average daily bid for that individual producer. In addition, IBP has recently introduced an animal ultrasound system to its pork facilities to measure the quality and other factors regarding the profitability of a hog. IBP believes this purchasing system is one of the most advanced and accurate methods for establishing carcass values in the industry.

    Product quality, product mix, location and service, in addition to price, are important competitive elements in the sale of fresh beef and pork products.

    IBP is the largest producer of fresh beef and one of the largest producers of pork products in the United States. IBP believes that its two largest beef competitors in 1998 were Monfort, a subsidiary of ConAgra, Inc. ("ConAgra") and Excel Corporation, a subsidiary of Cargill, Incorporated. IBP believes that its largest pork competitors in 1998 were Smithfield Foods, Inc.; ConAgra; and Hormel Foods Corp.


    Enterprises

    Enterprises' products are sold in highly competitive markets competing with a significant number of companies of various sizes. The principal competitive factors in these markets are price, service, innovative products, and quality.

    Employees

    As of December 26, 1998, IBP had approximately 40,000 employees. Whenever possible, production employees are recruited locally and trained by IBP for specific tasks.

    IBP considers its relations with its employees at its plants to be good. Approximately 16,600 hourly employees at 16 of IBP's 45 production facilities are represented by labor organizations. The labor contracts applicable to these plants expire as follows:


                                                   Contract Expiration
     Plant                      Union                      Date
-----------------------       --------------       -------------------

Amarillo, Texas         	Teamsters (1)	      November 2002

Chicago, Illinois (3)    	Teamsters (1)	        April 2001

Pasco, Washington       	Teamsters (1)	         May 1999

Rialto, California      	Teamsters (1)	      September 2001

Tama, Iowa                    Teamsters (1)            December 2000

Albuquerque, New Mexico      	UFCW (2)                 November 2000

Cherokee, Iowa          	UFCW (2)	              March 2004

Chicago, Illinois       	UFCW (2)	               July 1999

Concordia, Missouri     	UFCW (2)	               June 2001

Dakota City, Nebraska   	UFCW (2)	              August 1999

Jefferson, Wisconsin	      UFCW (2)	               June 2002

Joslin, Illinois        	UFCW (2)            	December 2000

Logansport, Indiana     	UFCW (2)	             October 2003

Newark, New Jersey      	UFCW (2)	            September 1999

Perry, Iowa                   UFCW (2)                   May 2003

Riverside, California     	UFCW (2)	               May 2001

Rialto, California (4)    	UFCW (2)           	   May 2001

Waterloo, Iowa                 UFCW (2)                  June 2002
_________________

(1)	Teamsters local unions affiliated with The International
   Brotherhood of Teamsters, Chauffeurs, Warehousemen, and
   Helpers of America.

(2)	United Food and Commercial Workers, International Union,
   AFL-CIO.

(3)	The Teamsters contract at the Chicago, Illinois facility
   covers only those employees working in distribution.

(4)	The UFCW labor contract at the Rialto, California facility
   covers only those employees working in distribution.


Regulatory Matters

    IBP's operations are subject to the constant inspection and regulation of the United States Department of Agriculture (the "USDA"), including (i) regulations of the USDA's Grain Inspection, Packers and Stockyards Administration, (ii) continuous in-plant inspection of IBP's production facilities (along with each live animal, each carcass and all edible products) by USDA employees to ensure compliance with USDA standards and (iii) grading of beef carcasses by USDA employees.

    IBP is subject to federal, state and local laws and regulations governing environmental protection. In 1998, IBP incurred expenses of $19 million to maintain compliance with such regulations. IBP believes that it is in substantial compliance with such applicable laws and regulations. IBP is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs. IBP incurred $4 million in capital expenditures for environmental control facilities in fiscal 1998 and anticipates capital expenditures of approximately $25 million in fiscal 1999 for environmental related projects.

	EXECUTIVE OFFICERS OF THE REGISTRANT

                                 Age at         Positions With IBP and
                               January 27,      Five-Year Employment
Name		                       1999         History
--------------------------     -----------      ---------------------------

Richard L. Bond                      51         President and Chief
                                                Operating Officer since
                                                1997; Director since 1995;
                                                1995-1997 President, Fresh
                                                Meats; 1994-1995 Executive
                                                Vice President, Beef; 1989-
                                                1994 Group Vice President,
                                                Beef Sales and Marketing;
                                                1982-1989 Vice President,
                                                Boxed Beef Sales and
                                                Marketing


Kenneth W. Browning, Jr.             49         Executive Vice President
                                                since 1996; 1989-1996
                                                Senior Vice President, Hide
                                                Division; 1982-1989 Vice
                                                President, Hides


R. Randolph Devening                 56         Chief Executive Officer and
                                                President, Foodbrands
                                                America, Inc. since 1994;
                                                Chairman of the Board,
                                                Foodbrands America, Inc.
                                                1994 to 1997


Craig J. Hart                        43         Vice President and
                                                Controller since 1995;
                                                1993-1995 Assistant Vice
                                                President and Controller;
                                                1990-1993 Controller

David C. Layhee                      54         President, Value-Added
                                                Ground Meats since 1997;
                                                1995-1997 President,
                                                Consumer Products; 1994-
                                                1995 Executive Vice
                                                President, Design Products;
                                                1989-1994 Group Vice
                                                President, Design Products;
                                                1983-1989 Group Vice
                                                President, Sales &
                                                Marketing


Eugene D. Leman                      56         President, Fresh Meats
                                                since 1997; Director since
                                                1989; 1995-1997 President,
                                                Allied Group; 1986-1995
                                                Executive Vice President,
                                                Pork Division; 1981-1986
                                                Group Vice President, Pork
                                                Division


James V. Lochner                      46        Executive Vice President,
                                                since 1995; 1993-1995
                                                Senior Vice President,
                                                Technical Services; 1989-
                                                1993 Vice President,
                                                Technical Services; 1986-
                                                1989  Assistant Vice
                                                President Quality Control,
                                                Beef; 1984-1986 Director,
                                                Quality Control


Charles F. Mostek                     51        Executive Vice President
                                                since 1995; 1989-1995 Vice
                                                President, Beef Sales;
                                                1985-1989 Vice President,
                                                Slaughter Division Sales;
                                                1981-1985 Assistant Vice
                                                President, Carcass Grading
                                                and Administration


Robert L. Peterson                    66        Chairman of the Board of
                                                Directors since 1981; Chief
                                                Executive Officer since
                                                1980; Director since 1976;
                                                1979-1995 President


Kenneth L. Rose                       54        Executive Vice President
                                                since 1995; 1989-1995
                                                Senior Vice President,
                                                Logistics Services; 1982-
                                                1989 Vice President,
                                                Transportation


Jerry S. Scott                        53        Executive Vice President
                                                since 1995; 1986-1995 Vice
                                                President, Pork Operations


Larry Shipley                         43        President, IBP Enterprises
                                                since 1997; 1995-1997
                                                Executive Vice President,
                                                Corporate Development; 1995
                                                Senior Vice President,
                                                Corporate Development;
                                                1994-1995 Assistant to the
                                                Chairman; 1989-1994
                                                Assistant to the President.


ITEM 3.  LEGAL PROCEEDINGS

    Incorporated by reference from the Annual Report, page 44, section entitled "Notes to Consolidated Financial Statements," at note "O. Contingencies."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of IBP's security holders during the fourth quarter of 1998.


	PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    Incorporated by reference from Annual Report, page 37, section entitled "Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income"; and from page 44, section entitled "Notes to Consolidated Financial Statements," at note "P. Quarterly Financial Data (Unaudited)".

    IBP's Common Shares were held by approximately 7,000 stockholders of record at year-end 1998. The Common Stock is listed on the New York and Pacific Stock Exchanges.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected Financial Data

    (in thousands, except net sales and per share data)

                                             Fiscal Year Ended
                        --------------------------------------------------------
                        Dec. 26,    Dec. 27,    Dec. 28,    Dec. 30,    Dec. 31,
                          1998        1997        1996        1995       1994(1)
                        ---------  ---------   ---------   ---------   ---------
OPERATIONS:
Net sales (in millions) $  12,849  $  13,259   $  12,539   $  12,668   $  12,075
Gross profit              662,208    442,892     443,582     604,068     460,109
Selling, general
 and administrative
 expense                  288,473    216,176     120,674     123,972     112,772
Earnings from
 operations               373,735    226,716     322,908     480,096     347,337

Interest expense, net      43,213     38,002       3,373      20,784      38,448

Income taxes              125,700     71,700     120,800     179,200     126,600
Extraordinary loss (2)    (14,815)      -           -        (22,189)       -

Net earnings              190,007    117,014     198,735     257,923     182,289

PER SHARE DATA:
 Earnings per share:
  Earnings before
   extraordinary item       $2.21      $1.26       $2.10       $2.96       $1.92

  Extraordinary loss (2)     (.16)       -           -          (.24)         -

  Net earnings               2.05       1.26        2.10        2.72        1.92

 Earnings per share -
   assuming dilution:
  Earnings before
   extraordinary item       $2.19      $1.25       $2.07       $2.92       $1.90
  Extraordinary loss (2)     (.16)       -           -          (.23)        -

  Net earnings               2.03       1.25        2.07        2.69        1.90

 Dividends per share          .10        .10         .10         .10         .10

FINANCIAL CONDITION:
 Working capital       $  231,003 $  207,109  $  540,903  $  427,241    $359,238

 Total assets           3,008,096  2,838,941   2,174,495   2,027,601   1,865,463

 Long-term obligations    575,522    568,281     260,008     260,752     361,760

 Stockholders' equity   1,400,914  1,237,069   1,203,655   1,022,939     780,494

(1)  53-week year.
(2) Extraordinary loss on early extinguishment of debt, net of applicable income taxes.




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference from the Annual Report, pages
45-46, section entitled "Management's Discussion and Analysis."


ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated by reference from the Annual Report page 46, section entitled "Market Risk."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated by reference from the Annual Report, pages
32-46, sections entitled "Consolidated Financial Statements,"
"Notes to Consolidated Financial Statements" and "Report of
Independent Accountants."


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    Incorporated by reference from the Proxy Statement, page
12, section entitled "INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS."


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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    Incorporated by reference from the Proxy Statement, page
2 and page 6, sections entitled "SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF MANAGEMENT."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the Proxy Statement, pages 2-5, sections entitled "ELECTION OF DIRECTORS," subsection
"Information Regarding the Board of Directors and its Committees" and from page 8, section entitled "COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS."


                                 PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
  FORM 8-K

  (a)   Documents filed as part of this report.

     The following financial information is
incorporated by reference from the Annual Report, as identified below, or is found in this report.

1. Consolidated Financial                        Location
   Statements

Report of Independent Accountants 	            Annual Report, page 32
and page 19 of this
report

Consolidated Statements of Earnings             Annual Report, page 33

Consolidated Balance Sheets                     Annual Report, pages
                                                34-35

Consolidated Statements of Cash Flows           Annual Report, page 36

Consolidated Statements of Changes in           Annual Report, page 37
Stockholders' Equity and Comprehensive
Income

Notes to Consolidated Financial                 Annual Report, pages
Statements                                      38-44


2.  Financial Statement Schedule

    Reports of Independent Accountants on Financial
Statement Schedules

    Schedule II	Valuation and Qualifying Accounts and
                    Reserves

    All other schedules are omitted because they are not applicable or not required.


      3.  Exhibits

    3.1*	Restated Certificate of Incorporation of IBP (filed
as Exhibit No. 3.1. to the Annual Report on Form
10-K of IBP for the fiscal year ended December 28, 1996, File No. 1-6085).

    3.2	Restated By-laws of IBP (filed as Exhibit No. 3.2 to
the Annual Report on Form 10-K of IBP for the fiscal year ended December 28, 1996, File No. 1-
6085).

   10.5*	IBP's 1987 Stock Option Plan (Compensatory
Plan)(filed as Exhibit No. 28(a) to IBP's
Registration Statement on Form S-8, dated January
5, 1988, File No. 33-19441).


  10.5.1*	Form of Stock Option Agreement (10/1/87)
(Compensatory Plan) (filed as Exhibit No. 28(b) to
IBP's Registration Statement on Form S-8, dated
January 5, 1988, File No. 33-19441).

  10.5.2*	Form of Stock Option Agreement (12/31/87)
(Compensatory Plan) (filed as Exhibit No. 28(c) to
IBP's Registration Statement on Form S-8, dated
January 5, 1988, File No. 33-19441).

  10.5.3*	IBP Officer Long-Term Stock Plan (Compensatory Plan)
(filed as Exhibit No. 10.5.3 to the Annual Report on Form 10-K of IBP for the fiscal year ended
December 25, 1993, File No. 1-6085).

  10.5.4*	IBP Directors Stock Option Plan (Compensatory Plan)
(filed as Exhibit No. 10.5.4 to the Annual Report on Form 10-K of IBP for the fiscal year ended
December 25, 1993, File No. 1-6085).

  10.5.5*	IBP 1993 Stock Option Plan (Compensatory Plan)
(filed as Exhibit No. 10.5.5 to the Annual Report on Form 10-K of IBP for the fiscal year ended
December 25, 1993, File No. 1-6085).

  10.5.6*	1996 Officer Long-Term Stock Plan (Compensatory
Plan) (filed as Exhibit No. 10.5.6 to the Annual
Report on Form 10-K of IBP for the fiscal year ended December 28, 1996, File No. 1-6085).

  10.5.7*	1996 Stock Option Plan (Compensatory Plan) (filed as
Exhibit 10.5.7 to the Annual Report on Form 10-K of
IBP for the fiscal year ended December 28, 1996.
File No. 1-6085).

  10.8*	Form of IBP's Indemnification Agreement with
officers and directors (Management Contract) (filed as Exhibit No. 10.8 to IBP's Registration Statement on Form S-1, dated August 19, 1987, File No. 1-
6085).

  10.21*	Credit Agreement (Revolving/Term Credit Facility)
dated as of December 21, 1995, between IBP, inc.
and various lenders with First Bank National
Association as Administrative Agent and Bank of
America National Trust and Savings Association as
Co-Agent.  (filed as Exhibit No. 10.21 to the
Annual Report on Form 10-K of IBP, for the fiscal year ended December 30, 1995, File No. 1-6085).

  10.23*	Inter-company Agreement, dated as of September 4,
1991, between IBP and Occidental Petroleum
Corporation (filed as Exhibit No. 10.23 to the
Annual Report on Form 10-K of IBP for the fiscal year ended December 28, 1991, File No. 1-6085).

  10.24*	Employment Agreement, effective as of August 18,
1997, between IBP and Larry Shipley (Management
Contract) (filed as Exhibit No. 10.24 to the Annual
Report on Form 10-K of IBP for the fiscal year ended December 27, 1997, File No. 1-6085).

  10.25*	Employment Agreement, effective as of March 1, 1997,
between IBP and Richard L. Bond (Management
Contract)(filed as Exhibit No. 10.25 to the Annual
Report on Form 10-K of IBP for the fiscal year ended December 27, 1997, File No. 1-6085).

  10.26*	Employment Agreement, effective as of March 1, 1997,
between IBP and Eugene D. Leman (Management
Contract)(filed as Exhibit No. 10.26 to the Annual
Report on Form 10-K of IBP for the fiscal year ended December 27, 1997, File No. 1-6085).

  10.27	Employment Agreement, effective as of December 22,
1995 between IBP and Craig Hart (Management
Contract).

  10.28*	Text of Retirement Income Plan of IBP, inc. (As
Amended and Restated Effective as of January 1,
1992), as amended.  (Compensatory Plan) (filed as
Exhibit No. 10.28 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 26, 1992, File No. 1-6085).

  10.29*	Employment Agreement, effective January 1, 1993,
between IBP and Dale Tinstman (filed as Exhibit No.
10.29 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 25, 1993, File No.
1-6085).

    13.	1998 Annual Report to Stockholders.

    21.	Subsidiaries of IBP, inc. as of December 26, 1998.

    22.*	Matters submitted to vote of security holders (filed
as Item 4 to the Quarterly Report on Form 10-Q for the 26 weeks ended June 27, 1998, File No. 1-6085).

   23.1	Consent of Independent Public Accountants
(PricewaterhouseCoopers LLP).

    27.     Financial Data Schedule.
__________________
* Incorporated herein by reference

  (b) Reports on Form 8-K

      Not Applicable

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

    Our audits of the consolidated financial statements referred to in our report dated January 22, 1999, which has been incorporated by reference in this Form 10-K from page 32 of the 1998 Annual Report to Stockholders of IBP, inc., also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/  PricewaterhouseCoopers LLP
----------------------------------
Omaha, Nebraska
January 22, 1999


                    IBP, inc. AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         AND RESERVES

                Fiscal Years 1996, 1997, and 1998
                        (In thousands)




                                                            Allowance

                                                           for Doubtful

                                                             Accounts
                                                           ------------

Balance, December 30, 1995                                  $   9,494

  Amounts charged to costs and expenses                           379
  Recoveries of amounts previously
    written off                                                   115
  Write-off of uncollectible accounts                            (112)
  Other                                                            (3)
                                                              -------
Balance, December 28, 1996                                      9,873

  Amounts charged to costs and expenses                           514
  Recoveries of amounts previously
    written off                                                    39
  Write-off of uncollectible accounts                            (829)
  Other                                                           466
                                                              -------
Balance, December 27, 1997                                     10,063


  Amounts charged to costs and expenses                         1,890
  Recoveries of amounts previously
    written off                                                   231
  Write-off of uncollectible accounts                            (101)
  Other                                                            28
                                                              -------
Balance, December 26, 1998                                   $ 12,111
                                                              =======

	SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                           IBP, inc.



                           By: /s/ Robert L. Peterson
                               -------------------------
                           Robert L. Peterson
                           Chairman of the Board
                           and Chief Executive Officer
                           Date: 3/25/99
                                ----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                    Title                        Date
------------------------     ------------------------        --------

/s/ Robert L. Peterson       	Chairman of the Board          3/25/99
------------------------                                     --------
Robert L. Peterson            and Chief Executive
                              Officer (principal
                              executive officer)


/s/ Larry Shipley             President, IBP                 3/25/99
------------------------                                     --------
Larry Shipley                 Enterprises and Chief
                              Financial Officer
                              (principal financial
                              officer)


/s/ Craig J. Hart             Vice President and             3/25/99
-------------------------                                    --------
Craig J. Hart                 Controller


/s/ Richard L. Bond           Director                       3/25/99
-------------------------                                    --------
Richard L. Bond



-------------------------     Director                       --------

John S. Chalsty


/s/ Wendy L. Gramm            Director                       3/23/99
-------------------------                                    --------
Wendy L. Gramm


/s/ John J. Jacobson, Jr.     Director                       3/22/99
-------------------------                                    --------
John J. Jacobson, Jr.


/s/ Eugene D. Leman           Director                       3/25/99
-------------------------                                    --------
Eugene D. Leman


-------------------------     Director                       --------
Michael L. Sanem


/s/ Martin A. Massengale      Director                       3/23/99
-------------------------                                    --------
Martin A. Massengale


/s/ JoAnn R. Smith            Director                       3/23/99
-------------------------                                    --------
JoAnn R. Smith


/s/ Dale C. Tinstman          Director                       3/22/99
-------------------------                                    --------
Dale C. Tinstman