Form 10-Q
period 1999-03-27
IBP INC
filed 1999-05-05
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q


                       ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the 13 weeks ended March 27, 1999

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


                           800 Stevens Port Drive
                      Dakota Dunes, South Dakota 57049
                          Telephone 605-235-2061


                       ____________________________


   Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [ ]


   As of May 1, 1999, the registrant had outstanding 92,276,797 shares of its common stock ($.05 par value).








                      PART I.  FINANCIAL INFORMATION
                        IBP, inc. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                               March 27,    December 26,
                                                 1999            1998
                                              -----------   ------------
                                              (Unaudited)
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                 $   31,683      $   27,254
   Marketable securities                          6,400           1,400
   Accounts receivable, less allowance for
     doubtful accounts of $5,354 and $12,111    617,617         599,999
   Inventories                                  444,064         405,418
   Deferred income tax benefits and
     prepaid expenses                            65,762          62,744
                                              ---------       ---------
       TOTAL CURRENT ASSETS                   1,165,526       1,096,815

 Property, plant and equipment,
   less accumulated depreciation
   of $868,677 and $843,937                   1,090,792       1,072,093
 Goodwill, net of accumulated
   amortization of $164,304 and $158,808        718,621         724,089
 Other assets                                    99,452         115,099
                                              ---------       ---------
                                             $3,074,391      $3,008,096
                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable to banks                    $  198,694      $  140,967
   Accounts payable                             301,648         315,861
   Deferred income taxes and other
     current liabilities                        373,338         408,984
                                              ---------       ---------
       TOTAL CURRENT LIABILITIES                873,680         865,812

 Long-term debt and capital lease
   obligations                                  574,693         575,522
 Deferred income taxes and other
   liabilities                                  170,009         165,848

 STOCKHOLDERS' EQUITY:
   Common stock at par value                      4,750           4,750
   Additional paid-in capital                   403,315         405,278
   Retained earnings                          1,122,316       1,067,725
   Accumulated other comprehensive income       (13,340)        (16,456)
   Treasury stock                               (61,032)        (60,383)
                                              ---------       ---------
     TOTAL STOCKHOLDERS' EQUITY               1,456,009       1,400,914
                                              ---------       ---------
                                             $3,074,391      $3,008,096
                                              =========       =========


 See accompanying notes to condensed consolidated financial statements.

                          IBP, inc. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              (Unaudited)

                    (In thousands, except per share data)


                                                     13 Weeks Ended
                                              --------------------------
                                               March 27,       March 28,
                                                 1999            1998
                                              ----------      ----------
Net sales                                     $3,097,652      $3,224,944
Cost of products sold                          2,918,504       3,121,115
                                               ---------       ---------
Gross profit                                     179,148         103,829
Selling, general and
  administrative expense                          78,463          69,185
                                               ---------       ---------
EARNINGS FROM OPERATIONS                         100,685          34,644

Interest expense, net                              8,887          12,745
                                               ---------       ---------
Earnings before income
  taxes and extraordinary item                    91,798          21,899

Income tax expense                                34,900           8,300
                                               ---------       ---------
Earnings before extraordinary item                56,898          13,599

Extraordinary loss on early extinguishment
  of debt, less applicable taxes                    -            (14,815)
                                               ---------       ---------
NET EARNINGS (LOSS)                           $   56,898      $   (1,216)
                                               =========       =========

Earnings (loss) per share:
  Earnings before extraordinary item               $ .62           $ .15
  Extraordinary item                                 -              (.16)
                                                    ----            ----
  Net earnings (loss)                              $ .62           $(.01)
                                                    ====            ====
Earnings (loss) per share - assuming dilution:
  Earnings before extraordinary item               $ .61           $ .15
  Extraordinary item                                 -              (.16)
                                                    ----            ----
  Net earnings (loss)                              $ .61           $(.01)
                                                    ====            ====

Dividends per share                                $.025           $.025
                                                    ====            ====


See accompanying notes to condensed consolidated financial statements.

                         IBP, inc. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                   13 Weeks Ended
                                              --------------------------
                                              March 27,        March 28,
                                                1999             1998
                                              ---------      -----------
                                                  Inflows(outflows)

NET CASH FLOWS USED BY OPERATING ACTIVITIES  $ (35,067)      $  (82,392)
                                              --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                          (43,064)         (31,721)
 Purchases of marketable securities            (19,400)        (101,174)
 Proceeds from disposals of marketable
   securities                                   14,400           83,669
 Investment in life insurance contracts           -             (33,000)
 Other investing activities, net                 1,988              102
 Net cash flows used by                       --------        ---------
   investing activities                        (46,076)         (82,124)
                                              --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in borrowings under revolving
  credit agreements                             58,000          170,000
 Net change in checks in process of
   clearance                                    33,276           37,053
 Principal payments on long-term
   obligations                                    (845)        (112,742)
 Proceeds from issuance of long-term debt         -              49,793
 Premiums paid on early retirement
   of debt                                        -             (20,636)
 Other financing activities, net                (5,191)          (3,623)
   Net cash flows provided by                 --------        ---------
     financing activities                       85,240          119,845
Effect of exchange rate on cash               --------        ---------
  and cash equivalents                             332               86
                                              --------        ---------
Net change in cash and cash equivalents          4,429          (44,585)
Cash and cash equivalents at beginning
  of period                                     27,254           69,022
Cash and cash equivalents at end of           --------        ---------
  period                                     $  31,683       $   24,437
                                              ========        =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized     $  11,137       $   12,258
    Income taxes, net of refunds received       30,776             (870)

  Depreciation and amortization expense         25,165           25,285
  Amortization of intangible assets              5,814            6,820


See accompanying notes to condensed consolidated financial statements.

                       IBP, inc. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.   GENERAL

     The condensed consolidated balance sheet of IBP, inc. and subsidiaries ("IBP" or "the company") at December 26, 1998 has been taken from audited financial statements at that date and condensed. All other condensed consolidated financial statements contained herein have been prepared by IBP and are unaudited.
The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K for the year ended December 26, 1998.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP at March 27, 1999 and the results of its operations and its cash flows for the periods presented herein.


B.   OTHER

     IBP's interim operating results of its Fresh Meats segment may be subject to substantial fluctuations which do not necessarily occur or recur on a seasonal basis. Such fluctuations are normally caused by competitive and other conditions in the cattle and hog markets over which IBP has little or no control. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results to be attained for the full fiscal year.


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:


                                  March 27,        December 26,
                                    1999              1998
                                  ---------        ------------
                                        (In thousands)
   Product inventories:
     Raw materials                $ 26,823           $ 22,552
     Work in process                73,500             69,790
     Finished goods                166,555            148,542
                                   -------            -------
                                   266,878            240,884
   Livestock                       101,868             89,321
   Supplies                         75,318             75,213
                                   -------            -------
                                  $444,064           $405,418
                                   =======            =======





                                    -5-
D.  EARNINGS PER SHARE

         (in thousands, except per share amounts)

                             For the Thirteen Weeks Ended March 27, 1999
                             -------------------------------------------
                                  Earnings       Shares       Per Share
                                 (Numerator)  (Denominator)     Amount
                                 -----------  -------------   ---------
          Basic EPS:
          Net earnings             $56,898        92,296        $ .62
          Effect of dilutive        ======                       ====
            securities:
          Employee stock plans                     1,029
                                                  ------
          Diluted EPS              $56,898        93,325        $ .61
                                    ======        ======         ====

                             For the Thirteen Weeks Ended March 28, 1998
                             -------------------------------------------
                                  Earnings       Shares       Per Share
                                 (Numerator)  (Denominator)     Amount
                                 -----------  -------------   ---------
          Basic EPS:
          Earnings before
            extraordinary item     $13,599        92,567        $ .15
          Effect of dilutive        ======                       ====
            securities:
          Employee stock plans                       954
                                                  ------
          Diluted EPS              $13,599        93,521        $ .15
                                    ======        ======         ====

     The summary below lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options had varying expiration dates.

                                               1999        1998
                                              ------      ------
          Stock options excluded from
            diluted EPS computation              905       1,556
          Average option price per share      $25.66      $24.72


E.   COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and foreign currency translation adjustments. Management considers its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. Comprehensive income for the quarters ended March 27, 1999 and March 28, 1998 was as follows (unaudited):

                                          13 Weeks Ended
                                      ----------------------
                                      March 27,    March 28,
                                        1999         1998
                                      ---------    ---------
                                          (in thousands)

NET EARNINGS (LOSS)                    $56,898       $(1,216)
Other comprehensive income:
  Foreign currency translation
    adjustments                          3,116         2,602
                                        ------        ------
COMPREHENSIVE INCOME                   $60,014       $ 1,386
                                        ======        ======

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

  	   In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges, inter alia, that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages, although plaintiffs have not specified the amounts they seek. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification.
The District Court approved this narrower class on April 28, 1999. However, the Court noted, in response to concerns raised about conflicts within the class and about plaintiffs' ability to prove their theory on a class-wide basis, that it could decertify the class as discovery proceeds. IBP also will seek to appeal the certification ruling. Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.


G.   BUSINESS SEGMENTS

     The company is managed and operated as two divisions, Fresh Meats and Enterprises, and, accordingly, has two business segments. IBP's Fresh Meats operation relates principally to the meat processing industry and primarily involves cattle and hog carcass production, beef and pork fabrication and related allied product processing activities. This segment markets its products to food retailers, distributors, wholesalers, restaurant and hotel chains, other food processors and leather makers, as well as manufacturers of pharmaceuticals and animal feeds. The Enterprises segment consists of two IBP subsidiaries, Foodbrands America, Inc. ("Foodbrands") and The Bruss Company ("Bruss"). The Enterprises group produces, markets and distributes a variety of frozen and refrigerated products to the "away from home" food preparation market, including pizza toppings and crusts, value-added beef and pork-based products, ethnic specialty foods, appetizers, soups, sauces and side dishes as well as deli meats and processed beef, pork and poultry products. Enterprises also produces portion-controlled premium beef and pork products for sale to restaurants and foodservice customers in domestic and international markets. The company operates principally in the United States.

     Intersegment sales have been recorded at amounts approximating market. Earnings from operations are comprised of net sales less all identifiable operating expenses, allocated corporate selling, general and administrative expenses, and goodwill amortization. Net interest expense and income taxes have been excluded from segment operations.

                                             13 Weeks Ended
                                       ------------------------
                                       March 27,      March 28,
                                         1999           1998
                                       ---------      ---------
                                            (in thousands)
NET SALES
---------
Sales to unaffiliated customers:
  Fresh Meats                         $2,812,863     $2,953,110
  Enterprises                            284,789        271,834
                                       ---------      ---------
                                      $3,097,652     $3,224,944
                                       ---------      ---------
Intersegment sales:
  Fresh Meats                             69,978         55,254
  Intersegment elimination               (69,978)       (55,254)
                                       ---------      ---------
                                            -              -
                                       ---------      ---------
Net sales:
  Fresh Meats                          2,882,841      3,008,364
  Enterprises                            284,789        271,834
  Intersegment elimination               (69,978)       (55,254)
                                       ---------      ---------
                                      $3,097,652     $3,224,944
                                       =========      =========

EARNINGS FROM OPERATIONS
------------------------
  Fresh Meats                           $ 83,923       $ 22,431
  Enterprises                             16,762         12,213
                                         -------        -------
  Total earnings from operations         100,685         34,644

  Net interest expense                    (8,887)       (12,745)
                                         -------        -------
  Pre-tax earnings                      $ 91,798       $ 21,899
                                         =======        =======

NET SALES BY LOCATION
  OF CUSTOMERS
---------------------
   United States                      $2,616,690     $2,728,849
   Japan                                 201,435        212,103
   Canada                                108,203        114,302
   Korea                                  42,581         20,276
   Mexico                                 40,730         40,946
   Other foreign countries                88,013        108,468
                                       ---------      ---------
                                      $3,097,652     $3,224,944
                                       =========      =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------

     The matters discussed herein contain forward-looking statements. Specifically, these forward-looking statements include risks and uncertainties. Thus, actual results may differ materially from those expressed or implied in those statements. Those risks and uncertainties include, without limitation, risks of changing market conditions with regard to livestock supplies and demand for the company's products, domestic and international legal and regulatory risks, the costs of environmental compliance, the impact of governmental regulations, operating efficiencies, as well as competitive and other risks over which IBP has little or no control. Moreover, past financial performance should not be considered a reliable indicator of future performance. The company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

ACQUISITIONS
------------

    Early in the second quarter 1999, the company acquired the outstanding stock of two companies, H&M Food Systems Company, Inc. ("H&M") and Zemco Industries, Inc., owner of the Russer Foods business. Both of these companies will be operated as part of Foodbrands. H&M is a leading producer of custom-formulated pre-cooked meat products and prepared foods with two plants in Texas. Russer Foods produces and markets a variety of premium deli meats, with production facilities in New York and Massachusetts. The combined annual sales of these two companies are expected to total approximately $350 million.


RESULTS OF OPERATIONS
---------------------

    Fresh Meats' operating earnings improved to 3.0% of net sales in the first quarter 1999 versus 0.8% in the first quarter 1998. Both beef and pork operations focused on maximizing margins at the expense of slight market share losses, resulting in improved profitability. The first quarter 1999 results were reduced by $.03 per diluted share for the write-down of current and non-current receivables related to a customer currently in bankruptcy proceedings. The write-downs also reduced the allowance for doubtful accounts by $7 million.

    Enterprises' operating earnings increased to 5.9% of net sales compared to 4.5% in the first quarter 1998 on strong performances in the foodservice and pizza ingredients markets.

     According to the latest United States Department of Agriculture ("USDA") estimates, beef production in 1999 will be close to 1998 levels and higher than earlier expected. Thus, it appears that live cattle supplies will be abundant for most of this year. The USDA also forecasted 1999 pork production to be down only slightly from 1998 and chicken production up 6% from 1998.

                                    -9-
    During the first quarter 1998, the company completed its purchase of all of Foodbrands' $112 million outstanding 10.75% Senior Subordinated Notes. Net prepayment premiums, accelerated amortization of unamortized deferred financing costs, and transaction expenses totaled $23.9 million, before applicable income tax benefit of $9.1 million, and was accounted for as an extraordinary loss in the condensed consolidated statement of operations.


     COMPARATIVE SEGMENT RESULTS
     ---------------------------

                            13 Weeks Ended
                      -------------------------
                       March 27,     March 28,
                         1999          1998         % Change
                      ----------    ----------      --------
Net Sales:
   Fresh Meats        $2,812,863    $2,953,110         -5%
   Enterprises           284,789       271,834          5%
                       ---------     ---------
   Total              $3,097,652    $3,224,944         -4%
                       =========     =========

Earnings from Operations:
   Fresh Meats        $   83,923    $   22,431        274%
   Enterprises            16,762        12,213         37%
                       ---------     ---------
   Total              $  100,685    $   34,644        191%
                       =========     =========


     SALES

     The 5% decrease in Fresh Meats' net sales was due primarily to lower average selling prices of beef and pork, partially offset by increased volumes sold. The lower selling prices were reflective of continued significant red meat and other competing meat supplies and continued weakness in international markets.

    Enterprises' 1999 net sales increased over the first three months of 1998 due in part to the fourth quarter 1998 acquisition of DFG Foods. In addition, sales volume increased at Bruss and other Foodbrands divisions, reduced somewhat by lower selling prices resulting from lower raw material costs passed through to customers.

    Net export sales decreased 4% in the first quarter 1999 from the year earlier although pounds sold increased 5% from the prior year. Net sales into Korea more than doubled in the first quarter 1999 versus 1998 due to increased hides and boxed beef volume. However, net export sales to Japan, Russia and Canada in the first quarter 1999 were lower than a year ago. Net export sales accounted for 13% of total net sales in the first quarters of 1999 and 1998.








                                    -10-

    COST OF PRODUCTS SOLD

    In the Fresh Meats segment, the cost of products sold in the first quarter 1999 decreased 7% from the first quarter 1998. A combination of lower average live hog and cattle prices and reduced beef volume were the principal reasons for the lower 1999 costs. Additionally, first quarter 1998 results included an impairment write-down for the Luverne, Minnesota, carcass production facility which ceased operations in March 1998. This write-down of fixed assets and goodwill reduced 1998 net earnings by $0.03 per share.

   Enterprises' first quarter 1999 cost of products sold increased 2% from the first quarter 1998. The higher costs resulted from an increased volume of products sold, due primarily to Bruss sales growth, and was only partially offset by lower raw material costs.


    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    First quarter 1999 expense increased 13% over the first quarter 1998 chiefly as a result of the DFG Foods acquisition by Foodbrands in the fourth quarter 1998, increased earnings-based incentive compensation and automation-related research and development costs.

    INTEREST EXPENSE

    The 30% decrease in 1999 net interest expense versus the first quarter 1998 was due primarily to a 10% decrease in average borrowings in 1999, a lower 1999 average effective interest rate and a higher amount of capitalized interest in 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Total outstanding borrowings averaged $751 million in the first three months of 1999 compared to $835 million in the comparable 1998 period. The lower 1999 average outstanding borrowings versus the first quarter 1998 were due to more favorable operating cash flows. Borrowings outstanding under committed and uncommitted credit facilities at March 27, 1999 totaled $374 million compared to $316 million at December 26, 1998, and available unused credit capacity under committed facilities at March 27, 1999 was $414 million.

    The acquisitions of Russer Foods and H&M in April 1999 required initial cash payments totaling $280 million, am amount which is subject to change depending on subsequent working capital changes. The cash payments were funded with available unused credit facilities. At the end of fiscal April, the company had $105 million of available unused credit capacity under committed facilities. The company will likely secure longer-term financing for some or all of the acquisition cost at a later date.


                                   -11-

     Year-to-date capital expenditures through March 27, 1999 totaled $43 million compared to $32 million in the first three months of 1998. Approximately one half of the 1999 spending was for revenue enhancement or cost-saving projects, while the remainder went toward upgrades and replacements of existing equipment and facilities.

    The purchase of Foodbrands' 10.75% Notes in the first quarter 1998 by IBP, inc. was funded with available credit facilities and will likely be refinanced under the company's $300 million Medium-Term Notes program when management deems market conditions to be favorable.

     The company invested $33 million during the first quarter 1998 in life insurance contracts for key employees. Among other advantages, expected changes in the cash value of these contracts are intended to effectively act as a hedge against changes in the company's deferred compensation liabilities.


YEAR 2000
---------

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

    The company has an internal team responsible for assessing the impact of Year 2000 and leading and monitoring the company's state of readiness with respect to this issue. The assessment and planning phase is essentially complete, the implementation phase is over 90% complete, and the verification phase is approximately 75% complete. All phases are expected to be completed during 1999.

    A significant portion of the company's Business Systems is internally developed and has been or is in the process of being remediated. The Business Systems considered most critical to continuing operations are being given the highest priority. The company's other information technology projects have not experienced any consequential delays as a result of implementation of the Year 2000 readiness program.

     As part of the Year 2000 readiness program, significant service providers, vendors, suppliers, customers, and governmental entities ("Key Business Partners") that are considered critical to business operations around January 1, 2000, have been identified and steps are being undertaken to reasonably ascertain their stage of Year 2000 readiness as it relates directly or indirectly to the company.


                                   -12-
     The possible consequences of the company or its Key Business Partners not being fully Year 2000 compliant by January 1, 2000 include, among other things, temporary plant closings, delays in the delivery of products and/or receipt of supplies, invoice and collection errors and inventory and supply obsolescence.
However, the company believes that its Year 2000 readiness program, including the measures discussed below, should significantly reduce the adverse effect any such disruptions may have.

    The company currently has no formal contingency plan in place. However, the progress of the Year 2000 readiness program is being closely monitored and additional measures will be taken as risks arise. Certain readily available measures may reduce the risk of impact as an alternative to formalized contingency planning. These measures may include stockpiling critical supplies and packaging materials, securing alternate sources of supplies or services, and other appropriate measures.

    It is currently estimated that the aggregate cost of the company's Year 2000 efforts will be approximately $14 million, of which $8 million has been spent. The budgeted $14 million includes approximately $8 million, of which $4 million has been spent, for computer hardware, substantially all of which will be capitalized. The remaining $6 million is primarily for computer software maintenance, all of which will be expensed as incurred and funded with operating cash flows. Approximately $4 million has been expensed to date.

     The company's Year 2000 readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Year 2000 readiness program described above are subject to change.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENT
--------------------------------------

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, and is effective no later than the first quarter of fiscal 2000. Based upon the company's current level of derivatives activity, management expects that this standard will not materially affect the company's financial position or results of operations.

                      PART II.  OTHER INFORMATION


Item 5.  Other Information

     	In connection with its Medium-Term Notes program, the company hereby reports the following computations:


                                                 13 Weeks Ended
                                            -----------------------
                                            March 27,     March 28,
                                               1999         1998
                                            ---------     ---------
         Earnings before income taxes
           and extraordinary item            $ 91,798      $ 21,899
         Total fixed charges                   13,646        17,069
         Capitalized interest                  (2,197)       (1,575)
         Earnings before fixed charges,
           income taxes and extraordinary     -------       -------
           item                              $103,247      $ 37,393
                                              =======       =======

         Ratio of earnings to fixed charges       7.6           2.2
                                                  ===           ===

Item 6.  Exhibits and Reports on Form 8-K

   (b)   Reports on Form 8-K

        	No reports on Form 8-K were filed by the company during the quarter ended March 27, 1999.

                             SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                IBP, inc.
                                       -----------------------------
                                              (Registrant)


         May 5, 1999                  /s/  Robert L. Peterson
      -----------------               -----------------------------
           (date)                     Robert L. Peterson
                                      Chairman of the Board and
                                        Chief Executive Officer


                                      /s/  Larry Shipley
                                      -----------------------------
                                      Larry Shipley
                                      Chief Financial Officer and
                                        President of IBP Enterprises


                                      /s/  Craig J. Hart
                                      -----------------------------
                                      Craig J. Hart
                                      Vice President and Controller