Form 10-Q
period 1999-06-26
IBP INC
filed 1999-08-09
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549


                                 FORM 10-Q


                       ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the 26 weeks ended June 26, 1999

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

                             YES [X]    NO [ ]


   As of August 1, 1999, the registrant had outstanding 92,265,404 shares of its common stock ($.05 par value).







                      PART I.  FINANCIAL INFORMATION
                        IBP, inc. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In thousands)


                                               June 26,        December 26,
                                                 1999              1998
                                             ----------        ------------
                                              (Unaudited)
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                 $   30,274         $   27,254
   Marketable securities                          4,397              1,400
   Accounts receivable, less allowance for
    doubtful accounts of $9,266 and $12,111     744,130            599,999
   Inventories                                  515,389            405,418
   Deferred income tax benefits and
     prepaid expenses                            66,027             62,744
                                              ---------          ---------
       TOTAL CURRENT ASSETS                   1,360,217          1,096,815

 Property, plant and equipment,
   less accumulated depreciation
   of $889,623 and $843,937                   1,186,050          1,072,093
 Goodwill, net of accumulated
   amortization of $170,642 and $158,808        874,891            724,089
 Other assets                                    98,034            115,099
                                              ---------          ---------
                                             $3,519,192         $3,008,096
                                              =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable to banks                    $  519,637         $  140,967
   Accounts payable                             331,671            315,861
   Deferred income taxes and other
     current liabilities                        388,111            408,984
                                              ---------         		--------
     	 TOTAL CURRENT LIABILITIES              1,239,419            865,812

 Long-term debt and capital lease
   obligations                                  587,334            575,522
 Deferred income taxes and other
   liabilities                                  169,882            165,848

 STOCKHOLDERS' EQUITY:
   Common stock at par value                      4,750              4,750
   Additional paid-in capital                   402,810            405,278
   Retained earnings                          1,186,251          1,067,725
   Accumulated other comprehensive income       (10,047)           (16,456)
   Treasury stock                               (61,207)           (60,383)
                                              ---------          ---------
     TOTAL STOCKHOLDERS' EQUITY               1,522,557          1,400,914
                                              ---------          ---------
                                             $3,519,192         $3,008,096
                                              =========          =========

See accompanying notes to condensed consolidated financial statements.

                      					IBP, inc. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                    (In thousands, except per share data)

                                    13 Weeks Ended         26 Weeks Ended
                                 --------------------    --------------------
                         					   June 26,   June 27,     June 26,    June 27,
                                   1999       1998         1999        1998
                                 ---------  ---------    ---------  ---------
Net sales                       $3,478,467 $3,334,340   $6,576,119 $6,559,284
Cost of products sold            3,270,433  3,208,199    6,188,937  6,329,314
                                 ---------  ---------    ---------  ---------
Gross profit                       208,034    126,141      387,182    229,970
Selling, general and
  administrative expense            89,063     59,588      167,526    128,773
                                 ---------  ---------    ---------  ---------
EARNINGS FROM OPERATIONS           118,971     66,553      219,656    101,197

Interest expense, net               12,128     11,900       21,015     24,645
                                 ---------  ---------    ---------  ---------
Earnings before income
  taxes and extraordinary
  item                             106,843     54,653      198,641     76,552

Income tax expense                  40,600     20,800       75,500     29,100
                                 ---------  ---------     --------  ---------
Earnings before
  extraordinary item                66,243     33,853      123,141     47,452

Extraordinary loss on early
  extinguishment of debt,
  less applicable taxes               -        	 -            -       (14,815)
			               ---------  ----------    --------   --------
NET EARNINGS                    $   66,243 $   33,853    $ 123,141  $  32,637
                                 =========  ==========    ========   ========

Earnings per share:
  Earnings before
    extraordinary item               $ .72      $ .37        $1.33     	 $.51
  Extraordinary item                  -          -             -         (.16)
                                      ----       ----         ----       ----
  Net earnings                       $ .72      $ .37        $1.33	      $.35
                                      ====       ====         ====       ====
Earnings per share - assuming
  dilution:
  Earnings before
    extraordinary item               $ .71      $ .36        $1.32     	 $.51
  Extraordinary item                    -           -           -        (.16)
                                      ----       ----         ----       ----
  Net earnings                       $ .71      $ .36        $1.32       $.35
                                      ====       ====         ====       ====
Dividends per share                  $.025      $.025         $.05       $.05
                                      ====       ====         ====       ====

See accompanying notes to condensed consolidated financial statements.

                          IBP, inc. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)
                                                     26 Weeks Ended
                                               -------------------------
                                               June 26,         June 27,
                                                 1999             1998
                                               --------        ---------
								    Inflows(outflows)

NET CASH FLOWS USED BY OPERATING ACTIVITIES   $ (46,530)      $  (42,210)
                                               --------         --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Payment for stock of new subsidiaries, net
  of cash acquired                             (270,024)            -
 Capital expenditures                          ( 96,373)         (77,425)
 Purchases of marketable securities            ( 19,400)        (146,759)
 Proceeds from disposals of marketable
   securities                                    19,400          128,879
 Investment in life insurance contracts           -              (33,000)
 Other investing activities, net                  5,710           (3,969)
                                               --------          -------
 Net cash flows used by
   investing activities                        (360,687)        (132,274)
                                               --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in borrowings under revolving
  credit agreements                             379,000          218,400
 Net change in checks in process of
   clearance                                     38,484           (4,926)
 Proceeds from issuance of long-term debt         3,000           49,760
 Principal payments on long-term
   obligations                                   (1,707)        (113,293)
 Premiums paid on early retirement
   of debt                                          -            (20,636)
 Other financing activities, net                 (8,237)          (6,978)
                                                -------          -------
   Net cash flows provided by
     financing activities                       410,540          122,327
                                                -------          -------
Effect of exchange rate on cash
 and cash equivalents                              (303)              49
                                                -------          -------
Net change in cash and cash equivalents           3,020          (52,108)

Cash and cash equivalents at beginning
 of period                                       27,254           69,022
                                               --------        ---------
Cash and cash equivalents at end of
 period                                       $  30,274       $   16,914
                                               ========        =========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized       	$21,089          $24,726
    Income taxes, net of refunds received        87,055            5,207

  Depreciation and amortization expense          52,111           50,638
  Amortization of intangible assets              12,480           12,249


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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP at June 26, 1999 and the results of its operations and its cash flows for the periods presented herein.

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


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market are comprised of the following:


                               June 26,        December 26,
                                 1999              1998
                               --------        -----------
                                      (In thousands)
  Product inventories:
     Raw materials             $32,045           $ 22,552
     Work in process            78,311             69,790
     Finished goods            194,388            148,542
                               -------            -------
                               304,744            240,884
   Livestock                   133,463             89,321
   Supplies                     77,182             75,213
                               -------            -------
                              $515,389           $405,418
                               =======            =======

D.  EARNINGS PER SHARE

         (In thousands, except per share amounts)

                    For the Thirteen Weeks Ended June 26, 1999
                    ------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                              ---------   -----------  ---------
          Basic EPS:
          Net earnings          $66,243     92,273        $.72
                                 ======                    ===
          Effect of dilutive
            securities:
          Employee stock plans                 898
                                            ------
          Diluted EPS           $66,243     93,171        $.71
                                 ======     ======         ===
                    For the Thirteen Weeks Ended June 27, 1998
                    ------------------------------------------
				       Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                              ---------   -----------  ---------
          Basic EPS:
          Earnings before
            extraordinary item  $33,853     92,557       $ .37
                                 ======                   ====
          Effect of dilutive
            securities:
          Employee stock plans                 823
                                            ------
          Diluted EPS           $33,853     93,380       $ .36
                                 ======     ======        ====
		     	For the Twenty-six Weeks Ended June 26, 1999
                  ---------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                              ---------   -----------  ---------
          Basic EPS:
          Net earnings         $123,141     92,284       $1.33
                                =======                   ====
          Effect of dilutive
            securities:
          Employee stock plans                  964
                                             ------
          Diluted EPS           $123,141     93,248      $1.32
                                 =======     ======       ====
                    For the Twenty-six Weeks Ended June 27, 1998
                    --------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                              ---------   -----------  ---------
          Basic EPS:
          Earnings before
            extraordinary item  $47,452     92,562       $ .51
                                 ======                   ====
          Effect of dilutive
            securities:
          Employee stock plans                 888
                                            ------
          Diluted EPS           $47,452     93,450       $ .51
                                 ======     ======        ====
     	The summary below lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options had varying expiration dates.

                                             1999       1998
                                            ------     ------
       Stock options excluded from
            diluted EPS computation          1,538      1,541
       Average option price per share       $24.69     $24.69

E.   COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and foreign currency translation adjustments. Management considers its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. Comprehensive income for the twenty-six weeks ended June 26, 1999 and June 27, 1998 was as follows (unaudited):

     					      26 Weeks Ended
                                ------------------------
                                 June 26,      June 27,
                                   1999          1998
                                ----------    ----------
                                     (In thousands)

NET EARNINGS     	                $123,141       $32,637
Other comprehensive income:
 Foreign currency translation
  adjustments                        6,409        (2,642)
                                   -------        ------
COMPREHENSIVE INCOME              $129,550       $29,995
                                   =======        ======

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

  	   In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleged, inter alia, that IBP used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs disclosed that, in addition to declaratory relief, they sought actual and punitive damages, although plaintiffs have not specified the amounts they seek. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The District Court certified this narrower class on April 28, 1999. However, the District Court noted, in response to concerns raised about conflicts within the class and about plaintiffs' ability to prove their theory on a class-wide basis, that it could decertify the class as discovery proceeds.
The 11th circuit recently granted IBP's request for a review of the class certification decision and is expected to issue an opinion in late Fall 1999. Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.

G.   ACQUISITIONS

     Early in the second quarter 1999, the company, through its subsidiary Foodbrands America, Inc. ("Foodbrands"), acquired the outstanding stock of two companies, H&M Food Systems Company, Inc. ("H&M") and Zemco Industries, Inc., the owner of Russer Foods. The purchase price for these companies was approximately $270 million, subject to certain post-closing adjustments. H&M is a producer of custom-formulated pre-cooked meat products and prepared foods with two plants in Texas. Russer Foods produces and markets a variety of premium deli meats, with production facilities in New York and Massachusetts.

     In late July 1999, a bankruptcy judge approved IBP's bid for substantially all of the operating assets of Thorn Apple Valley, Inc. ("TAVI"), a further processor of pork and poultry products. IBP's bid is subject to U.S. Department of Justice approval, which is expected sometime during August 1999. The purchase of the TAVI assets, which will cost approximately $115 million along with assumption of $2.5 million of debt, includes five processing plants, a number of product brand names and a workforce of about 3,100 employees.

     Annual sales of the above three entities are expected to add approximately $650 million to IBP's consolidated net sales. The net impact of the acquired companies' results on consolidated 1999 earnings from operations or net earnings is not expected to be material.


H.   BUSINESS SEGMENTS

     The company is managed and operated as two divisions, Fresh Meats and Enterprises, and, accordingly, has two business segments. IBP's Fresh Meats operation relates principally to the meat processing industry and primarily involves cattle and hog carcass production, beef and pork fabrication and related allied product processing activities. This segment markets its products to food retailers, distributors, wholesalers, restaurant and hotel chains, other food processors and leather makers, as well as manufacturers of pharmaceuticals and animal feeds. The Enterprises segment consists of two IBP subsidiaries, Foodbrands and The Bruss Company ("Bruss"). The Enterprises group produces, markets and distributes a variety of frozen and refrigerated products to the "away from home" food preparation market, including pizza toppings and crusts, value-added beef and pork-based products, ethnic specialty foods, appetizers, soups, sauces and side dishes as well as deli meats and processed beef, pork and poultry products. Enterprises also produces portion-controlled premium beef and pork products for sale to restaurants and foodservice customers in domestic and international markets. The company operates principally in the United States.

     Intersegment sales have been recorded at amounts approximating market. Earnings from operations are comprised of net sales less all identifiable operating expenses, allocated corporate selling, general and administrative expenses, and goodwill amortization. Net interest expense and income taxes have been excluded from segment operations.

                               13 Weeks Ended           26 Weeks Ended
                            ---------------------    ---------------------
                            June 26,    June 27,      June 26,   June 27,
                              1999        1998          1999       1998
                            ----------  ----------   ----------  ---------
                                            (in thousands)
 NET SALES
 ---------
  Sales to unaffiliated
    customers:
    Fresh Meats            $3,092,570  $3,057,707    $5,905,433  $6,010,817
    Enterprises               385,897     276,633       670,686     548,467
                            ---------   ---------     ---------   ---------
                            3,478,467   3,334,340     6,576,119   6,559,284
     	                      ---------   ---------     ---------   ---------

  Intersegment sales:
   Fresh Meats:                62,926      47,454       114,950      91,011
   Intersegment elimination   (62,926)    (47,454)     (114,950)    (91,011)
     	                      ---------   ---------     ---------    --------
                                 -            -            -           -
                            ---------   ---------	---------    --------

  Net sales:
   Fresh Meats              3,155,496   3,105,161     6,020,383    6,101,828
   Enterprises                385,897     276,633       670,686      548,467
  Intersegment elimination    (62,926)    (47,454)     (114,950)     (91,011)
                            ---------   ---------     ---------    ---------
                           $3,478,467  $3,334,340    $6,576,119   $6,559,284
                            =========   =========     =========    =========

EARNINGS FROM OPERATIONS
------------------------
  Fresh Meats	            $   90,834  $   45,391     $ 174,757    $  67,822
  Enterprises	                28,137      21,162        44,899       33,375
                               ---------   ---------      --------     --------
  Total earnings
    from operations              118,971      66,553       219,656      101,197
  Net interest expense           (12,128)    (11,900)      (21,015)     (24,645)
                               ---------   ---------      --------     --------
  Pre-tax earnings            $  106,843  $   54,653     $ 198,641    $  76,552
                               =========   =========      ========     ========

NET SALES BY LOCATION
   OF CUSTOMERS
---------------------
    United States             $2,955,304  $2,815,152    $5,571,994   $5,544,001
    Japan                        207,711     207,289       409,146      419,392
    Korea                        140,159     128,659       248,362      242,961
    Canada                        47,228      39,241        89,809       59,517
    Mexico                        42,937      40,413        83,667       81,359
    Other foreign countries       85,128     103,586       173,141      212,054
                               ---------    ---------    ---------    ---------
                              $3,478,467   $3,334,340   $6,576,119   $6,559,284
     	                         =========    =========    =========    =========

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

ACQUISITIONS
------------
     Early in the second quarter 1999, the company, through its subsidiary Foodbrands America, Inc. ("Foodbrands"), acquired the outstanding stock of two companies, H&M Food Systems Company, Inc. ("H&M") and Zemco Industries, Inc., the owner of Russer Foods. The purchase price ofr these companies was approximately $270 million,
subject to certain post-closing adjustments.   H&M is a
producer of custom-formulated pre-cooked meat products and prepared foods with two plants in Texas. Russer Foods produces and markets a variety of premium deli meats, with production facilities in New York and Massachusetts. The combined annual sales of these two companies are expected to total approximately $350 million.

     In late July 1999, a bankruptcy judge approved IBP's bid for substantially all of the operating assets of Thorn Apple Valley, Inc. ("TAVI"), a further processor of pork and poultry products. IBP's bid is subject to U.S. Department of Justice approval, which is expected sometime during August 1999. The purchase of the TAVI assets, which will cost approximately $115 million along with assumption of $2.5 million of debt, includes five processing plants, a number of product brand names and a workforce of about 3,100 employees.

     Annual sales of the above three entities are expected to add approximately $650 million to IBP's consolidated net sales. The net impact of the acquired companies' results on consolidated 1999 earnings from operations or net earnings is not expected to be material.


RESULTS OF OPERATIONS
---------------------
     Fresh Meats' operating earnings, before non-recurring charges, improved to 3.5% of net sales in the second quarter 1999 versus 1.5% in the second quarter 1998. On a year-to-date basis through June, the 1999 operating margin as a percentage of net sales, before non-recurring charges, was 3.2% compared to 1.1% in the prior year. Both beef and pork operations performed above prior year levels due to relatively stable livestock prices and improved demand.

     In the second quarter 1999, Fresh Meats incurred a pre-tax, non-cash charge of $17 million for cow slaughter and boning operation impairment write-downs. IBP's Palestine, Texas, cow plant, which closed in April 1999, was written off as part of the charge. The charge reduced net earnings by $10 million or $.11 per diluted share.

     Enterprises' second quarter 1999 operating earnings dipped slightly to 7.3% of net sales compared to 7.6% in the second quarter 1998 due primarily to higher raw material prices. Through six months, the comparable figures were 6.7% in 1999 versus 6.1% in 1998, due in large part to margin improvement in pizza toppings and crusts, deli items and specialty products.

     According to the latest United States Department of Agriculture ("USDA") and industry analysts' estimates, beef production in 1999 will equal or exceed 1998 levels, which is higher than earlier expected. Thus, it appears that live cattle supplies will be abundant for the balance of this year. The USDA also forecasted 1999 pork production to be up slightly from 1998 and chicken production up 6% from 1998. Therefore, the resulting record level of protein supplies will likely exert moderating or downward pressure on livestock and fresh meat prices for the remainder of 1999.

     During the first quarter 1998, the company completed its purchase of all of Foodbrands' $112 million outstanding 10.75% Senior
Subordinated Notes. Net prepayment premiums, accelerated amortization of unamortized deferred financing costs, and transaction expenses totaled $23.9 million, before applicable income tax benefit of $9.1 million, and was accounted for as an extraordinary loss in the condensed consolidated statement of earnings.


                       	     13 Weeks Ended         26 Weeks Ended
                       	 ---------------------   ----------------------
                         June 26,     June 27,   June 26,      June 27,
                       	   1999         1998       1999          1998
                         ---------   ---------   ----------  ----------
    Net Sales:
     Fresh Meats       	$3,092,570  $3,057,707   $5,905,433   $6,010,817
     Enterprises           385,897     276,633      670,686      548,467
                         ---------   ---------    ---------    ---------
                        $3,478,467  $3,334,340   $6,576,119   $6,559,284
                         =========   =========    =========    =========

    Earnings from Operations:
     Fresh Meats:
      Before Non-recurring
       Charges   	       $107,529      $45,391     $191,452      $72,266
                          =======    =========      =======       ======
      After Non-recurring
       Charges             90,834       45,391      174,757       67,822
                           ======       ======      =======       ======
     Enterprises           28,137       21,162       44,899       33,375
                           ======       ======      =======       ======

     SALES

     In the second quarter 1999, Fresh Meats' net sales increased 1% from the second quarter 1998. The primary factor was an increase in pounds of beef products sold, especially at the Lakeside plant in Alberta, Canada, offset somewhat by a lower average pork selling price. Enterprises' 39% net sales increase from the prior year second quarter was due in large part to Foodbrands' acquisitions (the appetizer division of the Diversified Food Group ("DFG Foods"), which was acquired in the fourth quarter 1998, as well as the previously mentioned Russer Foods and H&M), although existing operations' net sales increased 9% and The Bruss Company's ("Bruss") second quarter 1999 net sales were 22% higher than in the comparable 1998 period.

     For the six months ended June, the 2% decline in Fresh Meats' 1999 net sales from 1998 was the result of lower pork and beef selling prices, partially offset by increased pounds of beef and pork products sold. Enterprises' 1999 net sales through June increased 22% over the first six months of 1998 due in large part to acquisitions, but also to sales volume increases at Bruss and other Foodbrands divisions, reduced somewhat by lower selling prices resulting from lower raw material costs passed through to customers.

     Export volumes increased 6% in the second quarter and 5% in the first six months of 1999 compared to the same 1998 periods. Net export dollar sales during the second quarter 1999 showed improvement over the first three months of 1999, but were 4% below the second quarter 1998. Japan continues to be IBP's most significant export destination, although year-to-date 1999 export volumes were 3% below the prior year. Meanwhile, improving economic conditions in 1999 have brought about a 73% volume gain in Korea and a 25% volume increase in Taiwan over the first six months of 1998. Additionally, export volumes to Mexico were up 12% during the first six months of 1999 versus 1998. Net export sales accounted for 12% and 13% of year-to-date 1999 and 1998 net sales, respectively.

     COST OF PRODUCTS SOLD

     In the second quarter, Fresh Meats' 1999 cost of products sold decreased 1% from the second quarter 1998, chiefly as a result of lower average live hog prices, offset somewhat by an increase in beef volume. The 1999 cost of products sold included $17 million of cow plant asset impairment write-downs.

     Enterprises' second quarter 1999 cost of products sold increased 40% from the first quarter 1998 on increased volume of products sold, due in large part to acquisitions but also to volume increases in other operations.

     In the year-to-date period ended June, Fresh Meats' cost of products sold decreased 4% in 1999 compared to 1998. Lower average live hog prices were the most significant factor, offset somewhat by increased pounds of Fresh Meats products sold and the aforementioned cow plant asset impairment write-downs.

     Enterprises' six months' comparative cost of products sold in 1999 versus 1998 increased 21% from the first half of 1998. Increased volume of products sold was due in part to impact of the acquired companies and also to higher volumes sold by existing divisions. The volume increase was partially offset by lower raw material costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Second quarter and six months' 1999 expense increased 49% and 30%, respectively, over the comparable 1998 periods. The increases were chiefly a result of Foodbrands' acquisitions, consulting expense, corporate salaries, and a $7 million second quarter 1998 accrual for export-related harbor maintenance tax refunds.

     INTEREST EXPENSE

     The 15% decrease in year-to-date 1999 net interest expense versus the first half of 1998 was due primarily to a lower average effective interest rate offset somewhat by higher average borrowings in 1999. Average borrowings and net interest expense will trend higher in the second half of 1999 as a result of additional borrowings required for the recent Foodbrands acquisitions and increased capital expenditures.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The acquisitions of Russer Foods and H&M in April 1999 required cash payments of approximately $270 million, which were funded with available unused credit facilities. The company will likely secure longer-term financing for some or all of the purchase price at a later date.

     Total outstanding borrowings averaged $896 million in the first six months of 1999 compared to $867 million in the comparable 1998 period. The higher 1999 average outstanding borrowings versus the first half of 1998 were due primarily to the second quarter 1999 acquisitions. Borrowings outstanding under committed and uncommitted credit facilities at June 26, 1999 totaled $695 million compared to $316 million at December 26, 1998, and available unused credit capacity under committed facilities was $100 million.

     Year-to-date capital expenditures through June 26, 1999 totaled $96 million compared to $77 million in the first six months of 1998. Significant projects with spending in 1999 included completion of the company's world headquarters complex, various beef plant food safety projects, and several plant expansions. Approximately one half of the 1999 spending was for revenue enhancement or cost-saving projects, while the remainder generally went toward upgrades and replacements of existing equipment and facilities.

YEAR 2000
---------

     The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the year 2000. If a computer system or other equipment with embedded chips or processors (collectively, "Business Systems") used by the company or a third party dealing with the company fails because of the inability of the system or application to properly read the year "2000", the results could conceivably have a material adverse effect on the company. This Year 2000 issue can arise at any point in the company's supply, manufacturing, processing, distribution, and financial chains.

     The company has an internal team responsible for assessing the impact of Year 2000 and leading and monitoring the company's state of readiness with respect to this issue. The assessment and planning phase is essentially complete, the implementation phase is 95% complete, and the testing phase is approximately 90% complete. All phases are expected to be completed during 1999.

     As part of the Year 2000 readiness program, significant service providers, vendors, suppliers, customers, and governmental entities ("Key Business Partners") that are considered critical to business operations around January 1, 2000, have been identified. Steps are being undertaken to reasonably ascertain their stage of Year 2000 readiness as it relates directly or indirectly to the company.

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

     The company will have developed a formal contingency plan by the end of the third quarter 1999 to address risks considered critical to operations. In addition, the progress of the Year 2000 readiness program is being closely monitored and additional measures will be taken as risks arise. These measures may include stockpiling critical supplies and packaging materials, securing alternate sources of supplies or services, and other appropriate measures.

     It is currently estimated that the aggregate cost of the company's Year 2000 efforts will be approximately $13 million, of which $11 million has been spent or committed. The budgeted $13 million includes approximately $8 million, of which $6 million has been spent or committed, for computer hardware, most of which will be capitalized.
The remaining $5 million is primarily for computer software, all of which will be expensed as incurred and funded with operating cash flows. Almost $5 million has been expensed to date.

     The company's Year 2000 readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Year 2000 readiness program described above are subject to change.

                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of IBP, inc. was held on April 22, 1999, in Dakota Dunes, South Dakota.

(c)  The following matter was voted upon at the annual meeting:

     (i)  The election of the members of the Board of Directors:

                   Richard L. Bond
                          Votes for:             76,199,509
                          Votes withheld:           423,446

                   John S. Chalsty
                          Votes for:             75,654,161
                          Votes withheld:           968,794

                   Dr. Wendy L. Gramm
                          Votes for:             76,197,144
                          Votes withheld:           425,811

                   John J. Jacobson, Jr.
                          Votes for:             76,208,447
                          Votes withheld:           414,508

                   Eugene D. Leman
                          Votes for:             76,216,178
                          Votes withheld:           406,777

                   Martin A. Massengale
                          Votes for:             76,199,381
                          Votes withheld            423,574

                   Robert L. Peterson
                          Votes for:             76,112,732
                          Votes withheld:           510,233

                   Michael L. Sanem
                          Votes for:             76,218,691
                          Votes withheld:           404,264

                   JoAnn R. Smith
                          Votes for:             76,206,379
                          Votes withheld:           416,576

Item 5.  Other Information

    In connection with its Medium-Term Notes program, the company hereby reports the following computations:


                                               26 Weeks Ended
                                            --------------------
                                            June 26,    June 27,
                                              1999       1998
                                            -------     -------
         Earnings before income taxes
           and extraordinary item          $198,641    $ 76,552
         Total fixed charges                 30,853      33,176
         Capitalized interest                (4,645)     (3,345)
                                            -------     -------
         Earnings before fixed charges,
           income taxes and extraordinary
           item                            $224,849    $106,383
                                            =======     =======
         Ratio of earnings to fixed charges     7.3         3.2
                                                ===         ===

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   (b)   Reports on Form 8-K
         -------------------
      	No reports on Form 8-K were filed by the company during the quarter ended June 26, 1999.

                                SIGNATURES
                                ----------

         Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                IBP, inc.
                                      ---------------------------
                                              (Registrant)


  August 6, 1999                      /s/  Robert L. Peterson
--------------------                  ---------------------------
      (date)                          Robert L. Peterson
                                      Chairman of the Board and
                                        Chief Executive Officer


                                      /s/  Larry Shipley
                                      ----------------------------
                                      Larry Shipley
                                      Chief Financial Officer
                                        and President of IBP
                                        Enterprises


                                      /s/  Craig J. Hart
                                      -----------------------------
                                      Craig J. Hart
                                      Vice President
                                        and Controller