Form 10-Q
period 1999-09-25
IBP INC
filed 1999-11-09
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549


                            FORM 10-Q


                   ____________________________


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the 39 weeks ended September 25, 1999

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

                             YES [X]    NO [ ]


     As of November 1, 1999, the registrant had outstanding 92.3 million shares of its common stock ($.05 par value).







                     PART I.  FINANCIAL INFORMATION
                       IBP, inc. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In thousands)


                                             September 25,     December 26,
                                                 1999              1998
                                             -------------     ------------
                                             (Unaudited)
ASSETS
------
 CURRENT ASSETS:
   Cash and cash equivalents                 $   28,010         $  27,254
   Accounts receivable, less allowance
     for doubtful accounts of $11,674
     and $12,111                                822,901           599,999
   Inventories                                  587,035           405,418
   Deferred income tax benefits,
     prepaid expenses and other                  69,690            64,144
                                              ---------         ---------
       TOTAL CURRENT ASSETS                   1,507,636         1,096,815

 Property, plant and equipment,
   less accumulated depreciation
   of $914,181 and $843,937                   1,269,039         1,072,093
 Goodwill, net of accumulated
   amortization of $177,194 and $158,808        881,501           724,089
 Other assets                                    95,613           115,099
                                              ---------         ---------
                                             $3,753,789        $3,008,096
                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Notes payable to banks                    $  588,948        $  140,967
   Accounts payable                             347,788           315,861
   Deferred income taxes and other
     current liabilities                        427,838           408,984
                                              ---------         ---------
       TOTAL CURRENT LIABILITIES              1,364,574           865,812

 Long-term debt and capital lease
   obligations                                  587,620           575,522
 Deferred income taxes and other
   liabilities                                  173,651           165,848

 STOCKHOLDERS' EQUITY:
   Common stock at par value                      4,750             4,750
   Additional paid-in capital                   401,925           405,278
   Retained earnings                          1,292,551         1,067,725
   Accumulated other comprehensive income       (10,529)          (16,456)
   Treasury stock                               (60,753)          (60,383)
                                              ---------         ---------
     TOTAL STOCKHOLDERS' EQUITY               1,627,944         1,400,914
                                              ---------         ---------
                                             $3,753,789        $3,008,096
                                              =========         =========

  See accompanying notes to condensed consolidated financial statements.

                            IBP, inc. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                    (In thousands, except per share data)

                                    13 Weeks Ended         39 Weeks Ended
                                 --------------------   ---------------------
                                 Sept. 25,  Sept. 26,   Sept. 25,   Sept. 26,
                                   1999       1998        1999        1998
                                 ---------  ---------   ---------   ---------

Net sales                       $3,648,390 $3,210,689  $10,224,509 $9,769,973
Cost of products sold            3,384,759  3,017,438    9,573,696  9,346,752
                                 ---------  ---------   ----------  ---------
Gross profit                       263,631    193,251      650,813    423,221
Selling, general and
  administrative expense            98,726     77,319      266,252    206,092
                                 ---------  ---------   ----------  ---------

EARNINGS FROM OPERATIONS           164,905    115,932      384,561    217,129

Interest expense, net               11,999      9,951       33,014     34,596
                                 ---------  ---------   ----------  ---------

Earnings before income
  taxes and extraordinary
  item                             152,906    105,981      351,547    182,533

Income tax expense                  44,300     40,400      119,800     69,500
                                 ---------  ---------   ----------  ---------

Earnings before
  extraordinary item               108,606     65,581      231,747    113,033

Extraordinary loss on early
  extinguishment of debt,
  less applicable taxes              -         	-            -        (14,815)
                                 ---------  ---------   ----------  ---------

NET EARNINGS                    $  108,606 $   65,581  $   231,747 $   98,218
                                 =========  =========   ==========  =========

Earnings per share:
  Earnings before
    extraordinary item               $1.18      $ .71   	 $2.51      $1.22
  Extraordinary item                   -          -        	   -         (.16)
                                      ----       ----         ----       ----
  Net earnings                       $1.18      $ .71   	 $2.51      $1.06
                                      ====       ====         ====       ====
Earnings per share - assuming
  dilution:
  Earnings before
    extraordinary item               $1.16      $ .70        $2.48      $1.21
  Extraordinary item                   -          -            -         (.16)
                                      ----       ----         ----       ----
  Net earnings                       $1.16      $ .70        $2.48      $1.05
                                      ====       ====         ====       ====

Dividends per share                  $.025      $.025        $.075      $.075
                                      ====       ====         ====       ====

See accompanying notes to condensed consolidated financial statements.

                        IBP, inc. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (In thousands)
                                                      39 Weeks Ended
                                               ---------------------------
                                                Sept. 25,        Sept. 26,
                                                  1999             1998
                                               ----------       ----------
                                                     Inflows(outflows)
NET CASH FLOWS PROVIDED BY
  OPERATING ACTIVITIES                          $  51,204       $ 128,365
                                                 --------        --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash acquired              (394,599)           -
 Capital expenditures                            (141,349)       (123,182)
 Proceeds from disposals of marketable
   securities                                      20,800         177,370
 Purchases of marketable securities              ( 19,400)       (200,227)
 Investment in life insurance contracts              -            (33,000)
 Other investing activities, net                    6,896           4,686
                                                 --------        --------
   Net cash flows used by
     investing activities                        (527,652)       (174,353)
                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in borrowings under revolving
  credit agreements                               448,000         113,500
 Net change in checks in process of
   clearance                                       39,725           1,665
 Proceeds from issuance of long-term debt           3,020          49,766
 Principal payments on long-term
   obligations                                     (2,660)       (113,765)
 Premiums paid on early retirement
   of debt                                            -           (20,636)
 Other financing activities, net                  (10,664)        (13,513)
                                                 --------        --------
   Net cash flows provided by
     financing activities                         477,421          17,017
                                                 --------        --------
Effect of exchange rate on cash
  and cash equivalents                               (217)           (119)
                                                 --------        --------
Net change in cash and cash equivalents               756         (29,090)
Cash and cash equivalents at beginning
  of period                                        27,254          69,022
                                                 --------        --------
Cash and cash equivalents at end of
  period                                        $  28,010       $  39,932
                                                 ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
    Interest, net of amounts capitalized        $  35,997       $  45,424
    Income taxes, net of refunds received         124,099          26,140

  Depreciation and amortization expense            81,300          74,841
  Amortization of intangible assets                19,313          19,731

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP at September 25, 1999 and the results of its operations and its cash flows for the periods presented herein.


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


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market are comprised of the following:


                                   September 25,    December 26,
                                       1999             1998
                                   -------------    ------------
                                          (In thousands)
        Product inventories:
          Raw materials             $ 39,375          $ 22,552
          Work in process             85,863            69,790
          Finished goods             240,597           148,542
                                     -------           -------
                                     365,835           240,884
        Livestock                    133,745            89,321
        Supplies                      87,455            75,213
                                     -------           -------
                                    $587,035          $405,418
                                     =======           =======

D.  EARNINGS PER SHARE
    (in thousands, except per share amounts)

                      For the Thirteen Weeks Ended Sept. 25, 1999
                      -------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ----------- ------------- ---------
          Basic EPS:
          Net earnings          $108,606     92,284        $1.18
                                 =======                    ====
          Effect of dilutive
            securities:
          Employee stock plans                1,074
                                             ------
          Diluted EPS           $108,606     93,358        $1.16
                                 =======     ======         ====

                      For the Thirteen Weeks Ended Sept. 26, 1998
                      -------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ----------- ------------- ---------
          Basic EPS:
          Earnings before
            extraordinary item  $ 65,581     92,495        $ .71
                                 =======                    ====
          Effect of dilutive
            securities:
          Employee stock plans                  759
                                             ------
          Diluted EPS           $ 65,581     93,254        $ .70
                                 =======     ======         ====

                    For the Thirty-nine Weeks Ended Sept. 25, 1999
                    ----------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ----------- ------------- ---------
          Basic EPS:
          Net earnings          $231,747     92,284        $2.51
                                 =======                    ====
          Effect of dilutive
            securities:
          Employee stock plans                1,001
                                             ------
          Diluted EPS           $231,747     93,285        $2.48
                                 =======     ======         ====

                    For the Thirty-nine Weeks Ended Sept. 26, 1998
                    ----------------------------------------------
                               Earnings     Shares     Per Share
                             (Numerator) (Denominator)   Amount
                             ----------- ------------- ---------
          Basic EPS:
          Earnings before
            extraordinary item  $113,033     92,540        $1.22
                                 =======                    ====
          Effect of dilutive
            securities:
          Employee stock plans                  845
                                             ------
          Diluted EPS           $113,033     93,385        $1.21
                                 =======     ======         ====

     The summary below lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted
EPS because the options' exercise price was greater than the average market price of the common shares.  These options had varying expiration dates.
							           1999         1998
                                                    ------       ------
          Stock options excluded from
            diluted EPS computation                   937        2,014
	    Average option price per share           $25.55       $23.67
                                     -6-
E.   COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and foreign currency translation adjustments. Management considers its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. Comprehensive income for the thirty-nine weeks ended Sept. 25, 1999 and Sept. 26, 1998 was as follows (unaudited):

                                                 39 Weeks Ended
                                             -----------------------
                                             Sept. 25,     Sept. 26,
                                               1999          1998
                                             ---------     ---------
                                                 (in thousands)

          NET EARNINGS 	                      $108,606       $98,218

          Other comprehensive income:
	       Foreign currency translation
		adjustments                          5,927        (5,961)
                                               -------        ------

          COMPREHENSIVE INCOME                $114,533       $92,257
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

     In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges, inter alia, that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages, although plaintiffs have not specified the amounts they seek. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The District Court approved this narrower class on April 28, 1999. However, the Court noted, in response to concerns raised about conflicts within the class and about plaintiffs' ability to prove their theory on a class-wide basis, that it could decertify the class as discovery proceeds. The 11th Circuit granted IBP's request for a review of the class certification decision and is expected to issue an opinion in early 2000. Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.


        				    -7-
     IBP recently received notice that the U.S. Environmental Protection Agency ("EPA") had referred several alleged violations of various environmental laws involving IBP's Dakota City, Nebraska, facility to the U.S. Department of Justice ("DOJ") for further handling. These violations include, without limitation, alleged violations of the Clean Air Act and the Clean Water Act. IBP has agreed to toll the statute of limitations and pursue discussions with DOJ and EPA in an effort to reach an amicable resolution on these issues.


G.   ACQUISITIONS

     Early in the second quarter 1999, the company acquired the outstanding stock of two companies, H&M Food Systems Company, Inc. ("H&M") and Zemco Industries, Inc., the owner of Russer Foods. H&M is a producer of custom-formulated pre-cooked meat products and prepared foods with two plants in Texas. Russer Foods, based in Buffalo, New York, produces and markets a variety of premium deli meats. Both operations will operate as part of IBP's Foodbrands America, Inc. ("Foodbrands") subsidiary.

     Early in the third quarter 1999, Foodbrands acquired Wilton Foods, Inc., ("Wilton Foods") a leading producer of premium kosher meals and prepared foods for airlines and institutions. Wilton Foods, based in Goshen, New York, also produces premium kosher hors d'oeuvres and appetizers.

     In late August 1999, IBP, through its IBP Foods, Inc. subsidiary, purchased substantially all of the operating assets of Thorn Apple Valley, Inc. ("TAVI"), a further processor of pork and poultry products, which had been involved in bankruptcy proceedings. The purchase of the TAVI assets includes five processing plants, most of its current assets and a number of product brand names.

     The following pro forma financial information assumes the above businesses were acquired at the beginning of 1998. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the businesses been acquired at the beginning of 1998, or of the results which may occur in the future. The pro forma results do not include TAVI's discontinued fresh pork operation which IBP did not purchase. However, the pro forma results do include significant nonrecurring charges related to goodwill and asset impairments, Russian credit losses, product recalls and bankruptcy-related legal and financing expenses.

                                                      39 Weeks Ended
                                                 --------------------------
                                                   Sept. 25,     Sept. 26,
                                                     1999          1998
                                                 -----------    -----------
   (in thousands, except per share data)
          Net sales  	                         $10,704,870    $10,327,599
          Earnings from operations                   341,201        241,068
          Earnings before extraordinary items        166,042        124,603
	    Net earnings                               166,042        107,965
	    Earnings per diluted share:
            Earnings before
              extraordinary items                      $1.78          $1.33
            Net earnings                                1.78           1.16


                                      -8-
H.   BUSINESS SEGMENTS

     The company is managed and operated as two divisions, Fresh Meats and Enterprises, and, accordingly, has two business segments. IBP's Fresh Meats operation relates principally to the meat processing industry and primarily involves cattle and hog carcass production, beef and pork fabrication and related allied product processing activities. This segment markets its products to food retailers, distributors, wholesalers, restaurant and hotel chains, other food processors and leather makers, as well as manufacturers of pharmaceuticals and animal feeds. The Enterprises segment consists of three IBP subsidiaries: Foodbrands, The Bruss Company ("Bruss") and IBP Foods, Inc. The Enterprises group produces, markets and distributes a variety of frozen and refrigerated products to the retail and "away from home" food preparation markets. These products include pizza toppings and crusts, value-added beef and pork-based products, ethnic specialty foods, appetizers, soups, sauces and side dishes as well as deli meats and processed beef, pork and poultry products. Enterprises also produces portion-controlled premium beef and pork products for sale to restaurants and foodservice customers in domestic and international markets. The company operates principally in the United States.

     Intersegment sales have been recorded at amounts approximating market. Earnings from operations are comprised of net sales less all identifiable operating expenses, allocated corporate selling, general and administrative expenses, and goodwill amortization. Net interest expense and income taxes have been excluded from segment operations.


      		          13 Weeks Ended            39 Weeks Ended
                         ---------------------    ---------------------
                         Sept. 25,   Sept. 26,    Sept. 25,   Sept. 26,
                           1999        1998         1999        1998
                         ---------   ---------    ---------   ---------
                                    (in thousands)
NET SALES
---------
 Sales to unaffiliated customers:
 Fresh Meats             $3,191,811  $2,922,803   $ 9,097,244  $8,933,620
 Enterprises                456,579     287,886     1,127,265     836,353
                          ---------   ---------    ----------   ---------
                          3,648,390  $3,210,689    10,224,509   9,769,973
                          =========   =========    ==========   =========

 Intersegment sales:
 Fresh Meats                 75,819      47,204       190,769     138,215
 Intersegment elimination   (75,819)    (47,204)     (190,769)  ( 138,215)
                          ---------  ----------    ----------   ---------
	                         -           -             -           -
                          ---------  ----------    ----------   ---------

 Net sales:
 Fresh Meats              3,267,630   2,970,007     9,288,013   9,071,835
 Enterprises                456,579     287,886     1,127,265     836,353
 Intersegment elimination   (75,819)    (47,204)     (190,769)   (138,215)
                          ---------   ---------    ----------   ---------
                         $3,648,390  $3,210,689   $10,224,509  $9,769,973
                          =========   =========    ==========   =========

EARNINGS FROM OPERATIONS
------------------------
Fresh Meats               $ 142,234  $   96,378   $   316,991  $  164,200
Enterprises                  22,671      19,554        67,570      52,929
                           --------   ---------    ----------   ---------
Total earnings
  from operations           164,905     115,932       384,561     217,129
Net interest expense        (11,999)    ( 9,951)      (33,014)    (34,596)
                           --------   ---------    ----------   ---------
Pre-tax earnings          $ 152,906  $  105,981   $   351,547  $  182,533
                           ========   =========    ==========   =========

NET SALES BY LOCATION
---------------------
  OF CUSTOMERS
  ------------
  United States          $3,092,442  $2,755,085   $ 8,664,436  $8,299,086
  Japan                     209,635     190,033       618,781     609,425
  Canada                    132,272     107,878       380,634     350,839
  Korea                      63,109      32,130       152,918      91,647
  Mexico                     49,698      44,816       133,365     126,175
  Other foreign countries   101,234      80,747       274,375     292,801
                          ---------   ---------    ----------   ---------
                         $3,648,390  $3,210,689   $10,224,509  $9,769,973
                          =========   =========    ==========   =========

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

ACQUISITIONS
------------

     Early in the second quarter 1999, the company acquired the outstanding stock of two companies, H&M Food Systems Company, Inc. ("H&M") and Zemco Industries, Inc., the owner of Russer Foods. H&M is a producer of custom-formulated pre-cooked meat products and prepared foods with two plants in Texas. Russer Foods, based in Buffalo, New York, produces and markets a variety of premium deli meats. Both operations will operate as part of IBP's Foodbrands America, Inc. ("Foodbrands") subsidiary.

     Early in the third quarter 1999, Foodbrands acquired Wilton Foods, Inc., ("Wilton Foods") a leading producer of premium kosher meals and prepared foods for airlines and institutions. Wilton Foods, based in Goshen, New York, also produces premium kosher hors d'oeuvres and appetizers.

     In late August 1999, IBP, through its IBP Foods, Inc. subsidiary, purchased substantially all of the operating assets of Thorn Apple Valley, Inc. ("TAVI"), a further processor of pork and poultry products, which had been involved in bankruptcy proceedings. The purchase of the TAVI assets includes five processing plants, most of its current assets and a number of product brand names.


RESULTS OF OPERATIONS
---------------------

     Fresh Meats' operating earnings improved to 4.5% of net sales in the third quarter 1999 versus 3.3% in the third quarter 1998. On a year-to-date basis through September, the 1999 operating margin as a percentage of net sales, before non-recurring charges, was 3.7% compared to 1.8% in the prior year. Both beef and pork operations performed above prior year levels due to steady to higher levels of plant capacity utilization, improved domestic and export demand and relatively stable livestock prices.

     In the second quarter 1999, Fresh Meats incurred a pre-tax, non-cash charge of $17 million for cow slaughter and boning operation impairment write-downs. IBP's Palestine, Texas, cow plant, which closed in April 1999, was written off as part of the charge. The charge also included write-downs related to its Tama, Iowa, cow plant, which the company announced in October 1999 will close permanently in December 1999. The charge reduced year-to-date 1999 net earnings by $10 million or $.11 per diluted share.

     Enterprises' third quarter 1999 operating earnings decreased to 5.0% of net sales compared to 6.8% in the third quarter 1998. Through nine months, the comparable figures were 6.0% in 1999 versus 6.3% in 1998. Higher 1999 raw material and selling costs were the primary factors which reduced margins.

     Estimates prepared by the United States Department of Agriculture ("USDA") and various industry analysts predict that beef production in 1999 will likely exceed 1998 levels. Also, significant reported placements into feedlots in recent months should translate into ample supplies into next year. At the same time, pork production is expected to remain strong for the remainder of 1999 and into 2000. Cattle and hog supplies are predicted to be down somewhat during the latter part of 2000, but management believes they will be sufficient for suitable production levels.

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

                       	    13 Weeks Ended            39 Weeks Ended
                         ---------------------    ----------------------
                   	 Sept. 25,   Sept. 26,    Sept. 25,    Sept. 26,
                  	   1999        1998         1999         1998
                        ----------  ----------   ----------   ----------
Net Sales:
 Fresh Meats            $3,191,811  $2,922,803  $ 9,097,244   $8,933,620
 Enterprises               456,579     287,886    1,127,265      836,353
                         ---------   ---------   ----------    ---------
		            $3,648,390  $3,210,689  $10,224,509   $9,769,973
                         =========   =========   ==========    =========

Earnings from Operations:
 Fresh Meats:
  Before Non-recurring
   Charges                $142,234     $96,378     $333,686     $164,200
                           =======      ======      =======      =======
  After Non-recurring
       Charges            $142,234     $96,378     $316,991     $164,200
                           =======      ======      =======      =======
 Enterprises              $ 22,671     $19,554     $ 67,570     $ 52,929
                           =======      ======      =======      =======

     SALES

     In the third quarter 1999, Fresh Meats' net sales increased 9% over the third quarter 1998. Increased pounds of beef products sold was the chief contributing factor, while average beef selling prices were also higher. Pork selling prices and volume were off slightly in the third quarter 1999 versus the year-earlier period. Enterprises' 59% net sales increase from the prior year third quarter was due in large part to Foodbrands' acquisitions (the appetizer division of the Diversified Food Group ("DFG Foods"), which was acquired in the fourth quarter 1998, as well as the 1999 acquisitions Russer Foods, H&M, Wilton Foods and IBP Foods), although existing Enterprises' net sales increased 13%, primarily on volume.

     For the nine months ended September, the 2% increase in Fresh Meats' 1999 net sales over 1998 was the result of increased pounds of beef products sold, partially offset by lower average pork selling prices. Enterprises' 1999 net sales through September increased 35% over the first nine months of 1998. Excluding acquisitions, net sales increased 9% due to sales volume increases at Bruss and other Foodbrands divisions.

	Export volumes increased 10% in the third quarter and 7% in the first nine months of 1999 compared to the same 1998 periods. At the same time, net export dollar sales during the third quarter 1999 increased 10% over the second quarter 1999 and 19% above the third quarter 1998. Meanwhile, year-to-date export dollars through September increased 3% over the first nine months of 1998. Net export sales accounted for 12% of year-to-date 1999 and 1998 net sales.

     Economic conditions in the Far East appear to be improving, as evidenced by support of higher IBP selling prices and a sales mix to the region shifting toward higher value products. Year-to-date 1999 export sales dollars to Japan, IBP's most significant export destination, increased 2% over 1998 despite a volume decrease of 8% from the prior year. Additionally, year-to-date 1999 export volume into Korea and Taiwan was up significantly over the first nine months of 1998. Closer to home, export volumes and dollar sales to customers in Mexico were up solidly during the first nine months of 1999 versus 1998.

     COST OF PRODUCTS SOLD

     In the third quarter, Fresh Meats' 1999 cost of products sold increased 8% from the third quarter 1998 as both beef production volumes and average live cattle prices increased from the prior year quarter. The production volume increase also caused higher beef plant costs.

     Enterprises' third quarter 1999 cost of products sold increased 63% from the third quarter 1998. Excluding acquisitions, the increase was 14% as the volume of products sold increased and raw materials prices also were higher.

     In the year-to-date period ended September, Fresh Meats' cost of products sold in 1999 was comparable with 1998. Lower average live hog prices were the most significant factor, offset somewhat by higher live cattle prices and increased volume of Fresh Meats products sold. Plant costs were also higher, due in part to the second quarter 1999 $17 million of cow plant asset write-downs mentioned earlier.

     Enterprises' nine months' cost of products sold in 1999 versus 1998 increased 35% from the first half of 1998. Excluding acquisitions, the increase was 8% primarily due to higher volume of products sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Third quarter and nine months' 1999 expenses increased 28% and 29%, respectively, over the comparable 1998 periods. The increases were chiefly a result of new acquisitions, corporate salaries, consulting expense, and a $7 million second quarter 1998 credit for export-related harbor maintenance tax refunds.

     INTEREST EXPENSE

     Third quarter 1999 net interest expense increased 21% over the third quarter 1998. Average borrowings for the 1999 period increased 29% due to business acquisitions, although the effective interest rate in the third quarter 1999 was lower by 37 basis points. The 5% decrease in year-to-date 1999 net interest expense versus the first nine months of 1998 was due primarily to a lower, by 50 basis points, average effective interest rate offset somewhat by 12% higher average borrowings in 1999. Average borrowings and net interest expense will continue at higher levels in the fourth quarter 1999 and into 2000 because of the additional borrowings required for the recent acquisitions and the increased capital expenditures.

     INCOME TAXES

     IBP's effective income tax rate in the third quarter 1999 decreased to 29% and was 34% through nine months, compared to 38% for the comparable 1998 periods. The 1999 rate reduction resulted from a settlement with the Internal Revenue Service on all audit issues related to fiscal years 1989, 1990 and 1991. The settlement decreased 1999 income tax expense by $14 million or $0.15 per diluted share.
Management expects that its full-year 1999 effective tax rate, excluding the audit settlement impact, will be in the 38% range.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The acquisitions of Russer Foods, H&M, Wilton Foods and the TAVI assets required cash payments of approximately $395 million, which were funded with available unused credit facilities. The company intends to secure longer-term financing for some or all of the borrowings at a later date.

     Total outstanding borrowings averaged $958 million in the first nine months of 1999 compared to $858 million in the comparable 1998 period. The higher 1999 average outstanding borrowings versus the first nine months of 1998 were due primarily to the aforementioned 1999 acquisitions. Borrowings outstanding under committed and uncommitted credit facilities at September 25, 1999 totaled $764 million compared to $316 million at December 26, 1998, and available unused credit capacity under committed facilities was $50 million.

     Working capital and related liquidity ratios at September 25, 1999 have decreased compared to a year ago and last year-end, due to the higher level of short-term borrowings. Meanwhile, consolidated receivables and inventory turnover rates have slowed somewhat as IBP's growing value-added operations, with their typically slower turns, have become a more significant part of IBP's business. For IBP's Fresh Meats business, turnover rates were in line with historical comparisons.

     Year-to-date capital expenditures through September 25, 1999 totaled $141 million compared to $123 million in the first nine months of 1998. Significant projects with 1999 spending included various beef plant food safety projects, several plant expansions, and completion of the company's world headquarters complex. Approximately one half of the 1999 spending was for revenue enhancement or cost-saving projects, while the remainder generally went toward upgrades and replacements of existing equipment and facilities.


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

     The company has an internal team responsible for assessing the impact of Year 2000 and leading and monitoring the company's state of readiness with respect to this issue. The planning, implementation and primary testing phases are finished. The team has continued to do follow-up testing and monitoring of the company's systems.

     As part of the Year 2000 readiness program, significant service providers, vendors, suppliers, customers, and governmental entities ("Key Business Partners") that are considered critical to business operations around January 1, 2000, have been identified. Steps have been taken to reasonably ascertain their stage of Year 2000 readiness as it relates directly or indirectly to the company.

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

     The company has in place a formal contingency plan to address risks considered critical to operations. In addition, the progress of the Year 2000 readiness program has been closely monitored and additional measures will be taken as risks arise. Such measures may include stockpiling critical supplies and packaging materials, securing alternate sources of supplies or services, and other appropriate measures.

     It is currently estimated that the aggregate cost of the company's Year 2000 efforts will be approximately $13 million, virtually all of which has been spent or committed. The spending included approximately $8 million for computer hardware, most of which was capitalized. The remaining $5 million was primarily for computer software, all of which has been expensed as incurred and funded with operating cash flows.

     The company's Year 2000 readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Year 2000 readiness program described above are subject to change.

Item 5.  Other Information
--------------------------

     In connection with its Medium-Term Notes program, the company hereby reports the following computations:


                                                39 Weeks Ended
                                            ----------------------
                                            Sept. 25,    Sept. 26,
                                              1999         1998
                                            ---------    ---------
     Earnings before income taxes
       and extraordinary item                $351,547     $182,553
     Total fixed charges                       49,223       48,858
     Capitalized interest                      (6,687)      (5,792)
                                              -------      -------
     Earnings before fixed charges,
       income taxes and extraordinary
       item                                  $394,083     $225,619
                                              =======      =======

     Ratio of earnings to fixed charges           8.0          4.6
                                                  ===          ===


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (b)   Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed by the company during the quarter ended September 25, 1999.

                                 SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                  IBP, inc.
                                        ----------------------------
                                                (Registrant)


       November 8, 1999                 /s/  Robert L. Peterson
    ----------------------              ----------------------------
           (date)                       Robert L. Peterson
                                        Chairman of the Board and
                                          Chief Executive Officer


                                        /s/  Larry Shipley
                                        ----------------------------
                                        Larry Shipley
                                        Chief Financial Officer
                                          and President of IBP
                                          Enterprises


                                        /s/  Craig J. Hart
                                        ----------------------------
                                        Craig J. Hart
                                        Vice President
                                          and Controller