Form 10-Q/A
period 1999-09-25
IBP INC
filed 1999-11-12
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549


                           FORM 10-Q/A*


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


   * (amended to correct Note E to the condensed consolidated financial statements)




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

                                                 39 Weeks Ended
                                             -----------------------
                                             Sept. 25,     Sept. 26,
                                               1999          1998
                                             ---------     ---------
                                                 (in thousands)

          NET EARNINGS 	                      $231,747       $98,218

          Other comprehensive income:
	       Foreign currency translation
		adjustments                         5,927        (5,961)
                                               -------        ------

          COMPREHENSIVE INCOME                $237,674       $92,257
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


       November 12, 1999
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