Form 10-K
period 1999-12-25
IBP INC
filed 2000-03-23
CIK 52477

UNITED STATES

				SECURITIES AND EXCHANGE COMMISSION

					 Washington, D.C.  20549

					 	   FORM 10-K

			  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

				   THE SECURITIES EXCHANGE ACT OF 1934

				For the fiscal year ended December 25, 1999
					-------------------------------
							IBP, inc.

	DELAWARE CORPORATION			42-0838666
	(State of Incorporation)		(Employer Identification Number)

	800 STEVENS PORT DRIVE
	DAKOTA DUNES, SD  			57049
	(Address)					(Zip Code)

	Telephone Number: (605) 235-2061
		--------------------------------------------------------------------
Securities registered pursuant to section 12(b) of Act:

		Common Stock		Registered with the New York Stock
						Exchange and the Pacific Stock
						Exchange.

	Registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

	Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in definitive Proxy Statement incorporated by reference in Part III of this Form 10-K.

	The aggregate market value of the registrant's common stock held by non-affiliates (104,898,300 shares) based on the New York
Stock Exchange average bid and ask price on March 22, 2000, was approximately $1.57 billion.

	As of March 22, 2000, the registrant had outstanding 106,057 ,995 shares of its common stock.

	DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the registrant's 1999 Annual Report to Stockholders (the "Annual Report") are incorporated by reference in Parts I, II and IV of this Report. Portions of the registrant's definitive Proxy Statement dated March 20, 2000, (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index on pages 15 through 18.

				PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General
	IBP, inc., ("IBP") a Delaware corporation, has two business segments, Fresh Meats and Foodbrands. Fresh Meats produces fresh beef and processed beef and pork products. Fresh Meats' primary products include boxed beef and fresh pork which are marketed mainly in the United States to grocery chains, meat distributors, wholesalers, retailers, restaurant and hotel chains, and processors who produce cured and smoked products, such as bacon, ham, luncheon meats and sausage items. Fresh Meats also produces inedible allied products, such as hides and other items used to manufacture products such as leather, animal feed and pharmaceuticals, and edible allied products, which include variety meat items. Foodbrands produces frozen and refrigerated food products for the foodservice industry.

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

	IBP operates 10 fed beef carcass production facilities in seven cattle-producing states and one in Canada, which reduce live cattle to dressed carcass form. Eight of these locations include processing facilities which conduct fabricating operations to produce boxed beef. Fed beef consists primarily of young steers and heifers specifically raised for beef consumption. IBP operates one ground beef facility in Nebraska. IBP has discontinued operations at its three cow boning facilities in Iowa, Nebraska and Texas.

	IBP operates six pork carcass facilities in Indiana, Iowa and Nebraska which reduce live hogs to dressed carcass form. IBP operates seven processing facilities which conduct fabricating operations to produce boxed pork. The production process for pork is similar to that employed in its beef operation.

	Foodbrands

	The Foodbrands business segment is headed by IBP's wholly-owned subsidiary Foodbrands America, Inc. ("FAI"). The Foodbrands business segment is an extension of IBP's Fresh Meats business segment, offering a wide range of value-added food products to IBP's customers. Foodbrands manufactures and markets frozen and refrigerated food products such as pepperoni, beef and pork toppings, pizza crusts, appetizers, hors d'oeuvres, desserts, prepared meals, Mexican and Italian foods, soups, sauces, side dishes, branded and processed meats, and high quality, portion-controlled steaks and pork chops.

	Early in the second quarter of 1999, the Company acquired the outstanding stock of two companies, H&M Food Systems Company, Inc. ("H&M") and Zemco Industries, Inc., the owner of Russer Foods. H&M is a producer of custom-formulated pre-cooked meat products and prepared foods with two plants in Texas. Russer Foods, based in Buffalo, New York, produces and markets a variety of premium deli meats. Both operations are subsidiaries of FAI, and will operate as part of IBP's Foodbrands business segment. In the third quarter of 1999, FAI acquired Wilton Foods, Inc. ("Wilton") a leading producer of premium kosher meals and prepared foods for airlines and institutions. Wilton also produces premium kosher hors d'oeuvres and appetizers. Wilton is based in Goshen, New York.

	In the third quarter of 1999, IBP (through its IBP Foods, Inc. subsidiary) purchased a substantial portion of the operating assets of Thorn Apple Valley, Inc. ("TAVI"), a further processor of pork and poultry products. The purchase of the TAVI assets included five processing plants, most of its current assets and a number of product brand names. The five processing plants acquired from TAVI will be under the Foodbrands business segment.

	On February 7, 2000, the Company acquired all of the stock of Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor for the retail and foodservice markets. In the transaction, which will be accounted for as a pooling of interests, IBP issued approximately 14.4 million IBP common shares for all of the outstanding stock of CBFA. The Company also assumed $344 million of CBFA's debt and preferred stock obligations. The CBFA operations will be part of the Foodbrands business segment.


FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

	The company's businesses are classified into two business segments: Fresh Meats and Foodbrands. The contributions of each business segment to net sales and operating earnings, and the identifiable assets attributable to each business segment are set forth in "Note M. - Business Segments" on page 49 of the Annual Report incorporated herein by reference. The Annual Report is an Exhibit to this Form 10-K.


History of IBP's Business

	IBP was first incorporated in 1960. It began operations in 1961 with a single fed beef carcass production facility located near Denison, Iowa, in what was then the nation's major cattle-producing region. IBP grew in the Northern and Central Plains states over the following nine years and added beef plants in Dakota City, Nebraska; Emporia, Kansas; and West Point, Nebraska.
 IBP expanded into the Southern Plains in 1975, when it built its Amarillo, Texas facility near the large commercial feedlot operations of that region. In 1976, it moved into the Pacific Northwest through the acquisition and expansion of plants in Pasco, Washington and Boise, Idaho. Company expansion continued in 1980 with construction of a facility in Finney County, Kansas, and in 1983 with the purchase and expansion of a plant in Joslin, Illinois. In 1990, IBP opened its Lexington, Nebraska fed beef plant and in 1994 IBP purchased Lakeside Farm Industries, Ltd. ("Lakeside"), an agribusiness company with a fed beef plant in Brooks, Alberta, Canada. Lakeside was IBP's first plant outside of the United States. IBP increased its hamburger patty production capabilities in 1997 with the acquisition of the Columbus, Nebraska, ground beef facility.

	IBP began its cow boning operations in 1995 by acquiring facilities in Tama, Iowa; Gibbon, Nebraska; and Sealy, Texas. In 1996 IBP acquired its fourth cow boning facility in Palestine, Texas. In 1998, IBP discontinued operations at its Sealy, Texas facility; in 1999, IBP discontinued operations at the Palestine, Texas and Tama, Iowa cow boning operations; and on March 17, 2000, IBP discontinued operations at its final cow boning operation in Gibbon, Nebraska.

	IBP began pork operations in 1982 when it purchased, expanded and commenced operation of a pork facility in Storm Lake, Iowa. Additional pork facilities were added in 1986 in Louisa County and Council Bluffs, Iowa; in 1987 in Madison, Nebraska; in 1989 in Perry, Iowa; in 1990 in Waterloo, Iowa; and in 1993 in Logansport, Indiana. In 1994, IBP constructed ham processing facilities at its Council Bluffs, Iowa and Madison, Nebraska, locations. IBP no longer produces carcasses at the Council Bluffs, Iowa facility, however the facility is still used for processing operations. In 1998, IBP entered into an agreement with Plumrose USA, Inc. ("Plumrose") wherein Plumrose agreed to lease from IBP the Council Bluffs, Iowa ham processing facility.

	In 1990, IBP added its first value-added operation when a cooked meats operation was added to the Waterloo, Iowa pork facility. This operation processed fresh meat into value-added, consumer-ready items such as pork and beef pizza toppings. In 1994, IBP purchased Prepared Foods, Inc. from International Multifoods, Inc. that included a plant in Santa Teresa, New Mexico. In 1995, IBP purchased and renovated a facility in Columbia, South Carolina. The Santa Teresa and Columbia facilities process fresh meat into value-added, consumer-ready items. In 1997, IBP increased its presence in the value-added marketplace with the FAI and Bruss acquisitions. All of the value-added facilities listed above have been incorporated into the Foodbrands business segment and are under FAI's management. FAI operates facilities in Rialto, California; Riverside, California; Chicago, Illinois; Cherokee, Iowa; Edwardsville, Kansas; South Hutchinson, Kansas; Hutchinson, Kansas; Carthage, Missouri; Concordia, Missouri; Piedmont, Missouri; Newark, New Jersey; Albuquerque, New Mexico; New Rochelle, New York; Oklahoma City, Oklahoma; Dallas, Texas; Fort Worth, Texas; Jefferson, Wisconsin; and Green Bay, Wisconsin. In 1999, IBP acquired the stock of H&M with plants in Lampasas, Texas, and North Richland Hills, Texas; and acquired the stock of Zemco Industries, Inc. with a plant in Buffalo, New York. In 1999, IBP acquired certain assets of TAVI, including plants in Forest City, Arkansas
(currently idle); Detroit, Michigan; Grand Rapids, Michigan; Holly Ridge, North Carolina; and Ponca City, Oklahoma. In 1999, FAI acquired the stock of Wilton Foods, Inc. with a plant in Goshen, NY. In February of 2000, IBP completed the acquisition of the stock of CBFA, which has facilities in Independence, Iowa; Oelwien, Iowa; Augusta, Maine; Bangor, Maine; Portland, Maine; York, Nebraska; Manchester, New Hampshire; Houston, Texas; and Vernon, Texas.

	Prior to August 1981, when it was acquired by Occidental Petroleum Corporation ("Occidental"), IBP was a publicly-held corporation listed on the New York Stock Exchange (the "NYSE"). From August 1981 to October 1987, IBP was a wholly-owned subsidiary of Occidental. In October 1987, IBP sold 49.5% of its common stock and was again listed on the NYSE.

	On September 4, 1991, Occidental offered all of its shares of IBP Common Stock to Occidental's stockholders and certain standby underwriters in an underwritten rights offering. As a result of this transaction, Occidental sold its remaining IBP Common Stock.

Operations

	Cattle and Hog Supplies

	IBP does not currently have facilities of its own to raise cattle or hogs in the United States. However, IBP has entered into various risk-sharing and procurement arrangements with producers that help secure a supply of livestock for daily start-up operations at its facilities. IBP's Canadian subsidiary, Lakeside, has cattle feeding facilities, other agricultural divisions and a beef carcass production and boxed beef processing facility. In 1999, Lakeside's feedlots provided approximately 23% of that facility's fed cattle needs. IBP's main supply of live cattle and hogs is purchased by IBP buyers who are trained to select high quality animals. IBP's buyers purchase cattle and hogs on a daily basis, generally a few days before the animals are required for processing. Live animals are generally held in IBP's holding pens for only a few hours.

	Production Process - Fresh Meats

	IBP's fed beef carcass production facilities reduce live fed cattle to dressed carcass form and process allied products. IBP's beef processing facilities conduct fabricating operations to produce boxed beef. IBP's fed carcass and beef processing facilities operated in 1999 at approximately 85% and 84%, respectively, of their production capacities. Due to variances in product mix that may be processed at a ground beef facility, it is difficult to estimate a facility's capacity. However, in 1999, IBP estimates its Columbus, Nebraska ground beef facility operated at approximately 50% of its production capacity.


	IBP's cow boning facilities operating in 1999 produced beef trimmings and boneless cuts of beef that were further processed by IBP and sold to customers who produce hamburger, sausage and deli meats. IBP's cow boning facilities operated in 1999 at approximately 63% of their production capacity.

	IBP's pork facilities produce fresh boxed pork for shipment to customers, as well as pork bellies, hams and boneless picnic meat for shipment to customers who further process the pork into bacon, cooked hams, luncheon meats and sausage items. In 1999, IBP's pork facilities operated at approximately 84% of their production capacity.

	Throughout production, edible beef, cow boning and pork allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible beef, cow boning and pork products derived from processing operations are used in the manufacture of leather, animal feed, gelatin, pharmaceuticals and cosmetics.

	Eight of IBP's fed beef and cow boning plants include hide treatment facilities. The majority of the hides from IBP's other fed beef plants are transported to these facilities, which include brine curing operations and, in four locations, chrome hide tanneries. The chrome tanning process produces a semifinished product that is shipped to leather good manufacturers worldwide. Brine-cured hides are sold to other tanneries. IBP is the largest chrome tanner of cattle hides in the United States.

	Production Process - Foodbrands

	IBP's Foodbrands production facilities process fresh beef, fresh pork, and other raw materials into pizza toppings, portion-controlled steaks and pork chops, branded and processed meats, appetizers, hors d'oeuvres, desserts, ethnic foods, soups, sauces, side dishes and pizza crusts. Due to variances in product mix that may be processed at a value-added facility, it is difficult to estimate a facility's capacity. However, in 1999, IBP estimates the Foodbrands facilities operated at approximately 85% of their production capacity.


Facilities

	The corporate headquarters of IBP are located in Dakota Dunes, South Dakota. IBP believes that its plants are among the most modern in the world and strives to maintain and enhance its facilities. Generally, plants and additions are designed by IBP's personnel. IBP generally considers its existing plants and equipment to be in excellent condition. IBP's capital spending for 2000 is expected to be in the range of $400 million, which includes expenditures for environmental compliance activities. Its principal plants as of December 25, 1999, are described below.

	Fresh Meats - Beef

	IBP's ten U.S. fed beef carcass production facilities are located in the states of Idaho, Illinois, Iowa, Kansas, Nebraska, Texas and Washington. IBP's eleventh fed beef carcass production facility is in Alberta, Canada. At these locations, eight have processing facilities, eight have hide treatment or tanning operations, six have cold storage freezer operations and one has a tallow refining plant. IBP's one cow boning facility as of December 25, 1999 was located in Nebraska. IBP also has a ground beef processing facility in Nebraska.

	Fresh Meats - Pork

	IBP's six pork carcass production and seven processing facilities are located in the states of Indiana, Iowa and Nebraska. At these locations, four have cold storage freezer operations and two have skinning operations.

	Foodbrands

	IBP's forty-three facilities under the Foodbrands business segment are located in Arkansas, California, Illinois, Iowa, Kansas, Maine, Massachusetts, Michigan, Missouri, Nebraska, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Oklahoma, South Carolina, Texas and Wisconsin.


Sales

	IBP's customers for beef, pork and value-added products include domestic and international grocery chains, meat distributors, wholesalers, retailers, warehouse clubs, foodservice distributors, restaurant and hotel chains, and meat processors who produce cured and smoked products, such as bacon, ham, luncheon meat and sausage items. Most sales are made pursuant to daily orders as opposed to long-term supply contracts. In each of the past three years for Fresh Meats, IBP's largest beef customer accounted for less than 5% of its annual beef net sales, and its largest pork customer accounted for less than 6% of its pork net sales. In each of the past three years, Foodbrands' largest customer accounted for less than 15% of its annual net sales. For the same periods, IBP's largest customer for all products combined accounted for less than 4% of its annual net sales.

	IBP sells to international customers through foreign and domestic sales offices. In fiscal 1999, export sales accounted for approximately 12% of IBP's net sales, which compares to approximately 12% in fiscal 1998 and 13% in fiscal 1997. International sales, which includes all consolidated company sales to customers outside the United States, totaled 15% of consolidated net sales in 1999, 15% in 1998 and 16% in 1997.

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

	Foodbrands

	Foodbrands' products are transported by independent carriers from its distribution/customer service centers in Detroit, Michigan; Edwardsville, Kansas; and Rialto, California, or are shipped directly from the production facility with a view toward achieving an efficient, cost-effective method of distribution. Customer requirements vary from the need for large quantities of a limited number of products to small quantities of a number of items, each requiring a different distribution method. From the distribution centers, orders for customers of the different divisions can be filled and delivered in a single shipment regardless of the variety of products ordered or the location of the manufacturing facility at which they are produced. The company also can combine for shipment the orders of many smaller customers in the same geographic region. Management believes this flexible distribution system allows the company to provide superior service to its customers by reducing the time between the placement of customer orders and delivery of the company's products. This also lowers the customer's shipping costs through the elimination of higher-cost, fragmented deliveries.


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

	Failure to accurately assess the quality of cattle and hogs can result in (i) the payment of an excessive price if the livestock yields less than expected or (ii) the failure to bid a price sufficiently high to purchase high quality livestock. To effectively compete in the purchase of cattle, a cattle buyer must be able to accurately judge the yield and quality of the cattle to establish price. As part of IBP's cattle buying process, each cattle buyer prepares an estimate by lot of the yield and quality of the cattle purchased. IBP prepares a report on each lot that compares the actual yield and quality to the buyer's initial estimate. This enables IBP to monitor the quality of various cattle producers and to measure the skill of its cattle buyers, both of which are critical factors in determining IBP's success and competitiveness.

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

	IBP is the largest producer of fresh beef and one of the largest producers of pork products in the United States. IBP believes that its two largest beef competitors in 1999 were Monfort, a subsidiary of ConAgra, Inc. ("ConAgra") and Excel Corporation, a subsidiary of Cargill, Incorporated. IBP believes that its largest pork competitors in 1999 were Smithfield Foods, Inc.; ConAgra; and Hormel Foods Corp.


	Foodbrands

	Foodbrands' products are sold in highly competitive markets competing with a significant number of companies of various sizes. The principal competitive factors in these markets are price, service, innovative products, and quality.

Employees

	As of December 25, 1999, IBP had approximately 45,000 employees. Whenever possible, production employees are recruited locally and trained by IBP for specific tasks.

	IBP considers its relations with its employees at its plants to be good. Approximately 14,600 hourly employees at 23 of IBP's 59 production facilities are represented by labor organizations. The labor contracts applicable to these plants expire as follows (IBP has included the plants acquired from CBFA in this table even though such plants were not part of IBP's operations on December 25, 1999):


	             				Contract Expiration
     Plant                 Union                   Date
     -----                 -----          --------------------

Amarillo, Texas		Teamsters (1)	    November 2002

Chicago, Illinois (3)	Teamsters (1)	    April 2001

Detroit, Michigan (3)	Teamsters (1)	    August 2004

Grand Rapids,	  	Teamsters (1)	    January 2001
Michigan (3)

Manchester,			Teamsters (1)	    December 2000
New Hampshire (3)

Pasco, Washington		Teamsters (1)	    May 2004

Rialto, California (3)	Teamsters (1)	    September 2001

Albuquerque, New Mexico	UFCW (2)		    November 2000

Augusta, Maine		UFCW (2)		    December 2004

Cherokee, Iowa		UFCW (2)	          March 2004

Chicago, Illinois		UFCW (2)	          July 2003

Concordia, Missouri	UFCW (2)		    June 2001

Dakota City, Nebraska	UFCW (2)		    August 2004

Detroit, Michigan		UFCW (2)		    August 2004

Grand Rapids, Michigan	UFCW (2)		    August 2003

Holly Ridge, 		UFCW (2)		    April 2004
North Carolina

Holly Ridge,		UFCW (2)		    August 2000
North Carolina (3)

Jefferson, Wisconsin	UFCW (2)		    June 2002

Joslin, Illinois		UFCW (2)		    December 2000

Logansport, Indiana	UFCW (2)		    October 2003

Manchester,			UFCW (2)		    December 2000
New Hampshire

Newark, New Jersey	UFCW (2)		    December 2003

North Richland Hills,	UFCW (2)		    August 2001
Texas

Perry, Iowa			UFCW (2)		    May 2003

Ponca City, Oklahoma	UFCW (2)		    March 2004

Riverside, California 	UFCW (2)		    May 2001

Rialto, California 	UFCW (2)		    May 2001

Waterloo, Iowa		UFCW (2)		    June 2002

Buffalo, New York		IUOE (4)		    June 2002
-----------------

(1)	Teamsters local unions affiliated with The International
	Brotherhood of Teamsters, Chauffeurs, Warehousemen, and
	Helpers of America.

(2)	United Food and Commercial Workers, International Union,
	AFL-CIO.

(3)	These contracts at the Chicago, Illinois; Detroit, Michigan;
	Grand Rapids, Michigan; Holly Ridge, North Carolina;
	Manchester, New Hampshire; and Rialto, California facility cover those employees working in distribution.

(4)	International Union of Electrical Workers.


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

	IBP is subject to federal, state and local laws and regulations governing environmental protection. In 1999, IBP incurred expenses of approximately $20 million to maintain compliance with such regulations. Except as disclosed in the Annual Report, pages 50-51, section entitled "Notes to Consolidated Financial Statements," at "Note O. -
Contingencies," IBP believes that it is in substantial compliance with such applicable laws and regulations and IBP is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs. IBP incurred $12 million in capital expenditures for environmental control facilities in fiscal 1999 and anticipates capital expenditures of approximately $54 million in fiscal 2000 for environmental related projects.

		EXECUTIVE OFFICERS OF THE REGISTRANT

					Age at	Positions With IBP and
				   February 18,	 Five-Year Employment
Name		   			2000   	       History
----				   ------------	----------------------

Richard L. Bond			52		President and Chief
							Operating Officer since
							1997; Director since 1995;
							1995-1997 President, Fresh
							Meats; 1994-1995 Executive
							Vice President, Beef; 1989-
							1994 Group Vice President,
							Beef Sales and Marketing;
							1982-1989 Vice President,
							Boxed Beef Sales and
							Marketing


R. Randolph Devening		57		Chief Executive Officer of
							Foodbrands America, Inc.
							since 2000; 1994-2000 Chief
							Executive Officer and
							President, Foodbrands
							America, Inc.; Chairman of
							the Board, Foodbrands
							America, Inc. 1994 to 1997


Craig J. Hart			44		Vice President and
							Controller since 1995;
							1993-1995 Assistant Vice
							President and Controller;
							1990-1993 Controller

Eugene D. Leman			57		Chief Executive Officer,
							Fresh Meats since 2000;
							Director since 1989; 1995-
                                          2000 President, Fresh
							Meats; 1995-1997 President,
                                          Allied Group; 1986-1995
                                          Executive Vice President,
                                          Pork Division; 1981-1986
                                          Group Vice President, Pork
							Division


Robert L. Peterson		67		Chairman of the Board of
							Directors since 1981; Chief
							Executive Officer since
							1980; Director since 1976;
							1979-1995 President


Larry Shipley			44		Chief Financial Officer
							since 2000; 1997-2000
							President, IBP Enterprises
							and Chief Financial
							Officer; 1995-1997
							Executive Vice President,
							Corporate Development; 1995
							Senior Vice President,
							Corporate Development;
							1994-1995 Assistant to the
							Chairman; 1989-1994
							Assistant to the President.


ITEM 3.  LEGAL PROCEEDINGS

	Incorporated by reference from the Annual Report, pages 50-51, section entitled "Notes to Consolidated Financial Statements," at "Note O. - Contingencies."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of IBP's security holders during the fourth quarter of 1999.


					PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

	Incorporated by reference from Annual Report, page 39, section entitled "Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income"; and from page 51, section entitled "Notes to Consolidated Financial Statements," at "Note P. - Quarterly Financial Data (Unaudited)".

	IBP's Common Stock was held by approximately 5,500 stockholders of record at year-end 1999. The Common Stock is listed on the New York and Pacific Stock Exchanges.


ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands, except net sales and per share data)



							  	  52 Weeks Ended
				   --------------------------------------------------------------
					Dec. 25,	Dec. 26,	Dec. 27,	Dec. 28,	Dec. 30,
					  1999	  1998	  1997	  1996	  1995
				   --------------------------------------------------------------
OPERATIONS:
Net sales (in millions)     $   14,075  $   12,849  $   13,259  $   12,539  $   12,668
Gross profit                   902,247     662,208     442,892     443,582     604,068
Selling, general
 and administrative
 Expense				 373,774     288,473     216,176     120,674     123,972
Earnings from
 Operations                    528,473     373,735     226,716     322,908     480,096

Interest expense, net           45,412      43,213      38,002       3,373      20,784

Income taxes                   169,800     125,700      71,700     120,800     179,200
Extraordinary loss (1)            -        (14,815)       -           -        (22,189)

Net earnings                   313,261     190,007     117,014     198,735     257,923

PER SHARE DATA:
Earnings per share:
 Earnings before
  extraordinary item             $3.39       $2.21       $1.26       $2.10       $2.96
 Extraordinary loss (1)            -          (.16)        -           -          (.24)
 Net earnings                     3.39        2.05        1.26        2.10        2.72

Earnings per share -
 assuming dilution:
 Earnings before
  extraordinary item             $3.36       $2.19       $1.25       $2.07       $2.92
 Extraordinary loss (1)            -          (.16)        -           -          (.23)
 Net earnings                     3.36        2.03        1.25        2.07        2.69

Dividends per share                .10         .10         .10         .10         .10

FINANCIAL CONDITION:
Working capital             $  206,301  $  231,003  $  207,109  $  540,903  $  427,241

Total assets                 3,713,239   3,008,096   2,838,941   2,174,495   2,027,601

Long-term obligations          586,528     575,522     568,281     260,008     260,752

Stockholders' equity         1,708,768   1,400,914   1,237,069   1,203,655   1,022,939


 (1) Extraordinary loss on early extinguishment of debt, net of applicable income taxes.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

	Incorporated by reference from the Annual Report, pages
52-56, section entitled "Management's Discussion and Analysis."


ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Incorporated by reference from the Annual Report page 55, section entitled "Market Risk."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Incorporated by reference from the Annual Report, pages
34-51, sections entitled "Report of Independent Accountants,"
"Consolidated Financial Statements," and "Notes to Consolidated
Financial Statements."


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

	Incorporated by reference from the Proxy Statement, page
14, section entitled "INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS."


				PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Incorporated by reference from the Proxy Statement, pages 2-4, section entitled "ELECTION OF DIRECTORS" and reference is also made to the information regarding executive officers set forth in "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

	Incorporated by reference from the Proxy Statement, pages 9-12, section entitled "SUMMARY COMPENSATION TABLE"; "OPTION GRANTS TABLE," "AGGREGATED OPTION EXERCISES AND YEAR-END OPTION
VALUE TABLE," "PERFORMANCE GRAPH," and from page 5, section entitled "ELECTION OF DIRECTORS," subsection "Information
Regarding Directors' Compensation."


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

	1. Consolidated Financial		    Location
	   ----------------------		    --------
	   Statements
	   ----------
	   Report of Independent Accountants	Annual Report, page 34
								and page 19 of this
								report

	   Consolidated Statements of Earnings	Annual Report, page 35

	   Consolidated Balance Sheets		Annual Report, pages
								36-37

	   Consolidated Statements of Cash Flows	Annual Report, page 38

	   Consolidated Statements of Changes	Annual Report, page
	   in Stockholders' Equity and            39
         Comprehensive Income

	   Notes to Consolidated Financial		Annual Report, pages
	   Statements					40-51


	2. Financial Statement Schedule

	Reports of Independent Accountants on Financial
	Statement Schedule

	Schedule II		Valuation and Qualifying Accounts and
				Reserves

	All other schedules are omitted because they are not applicable or not required.


	3.  Exhibits

	3.1*		Restated Certificate of Incorporation of IBP (filed
			as Exhibit No. 3.1. to the Annual Report on Form 10-K of IBP for the fiscal year ended December 28, 1996, File No. 1-6085).

	3.2*		Restated By-laws of IBP.

      10.1 Registration Rights Agreement between IBP and the holders of restricted shares of IBP Common Stock (the holders received such restricted shares in exchange for common shares of CBFA in the CBFA acquisition).

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

	10.25*	Employment Agreement, effective as of March 1, 1997,
			between IBP and Richard L. Bond (Management
			Contract)(filed as Exhibit No. 10.25 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 27, 1997, File No. 1-6085).

	10.26*	Employment Agreement, effective as of March 1, 1997,
			between IBP and Eugene D. Leman (Management
			Contract)(filed as Exhibit No. 10.26 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 27, 1997, File No. 1-6085).

	10.27*	Employment Agreement, effective as of December 22,
			1995 between IBP and Craig Hart (Management
			Contract)(filed as Exhibit 10.27 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 26, 1998, File No. 1-6085).

	10.28*	Text of Retirement Income Plan of IBP, inc. (As
			Amended and Restated Effective as of January 1,
			1992), as amended. (Compensatory Plan) (filed as Exhibit No. 10.28 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 26, 1992, File No. 1-6085).

	13.		1999 Annual Report to Stockholders.

	21.		Subsidiaries of IBP, inc. as of December 25, 1999.

	22.*		Matters submitted to vote of security holders (filed
			as Item 4 to the Quarterly Report on Form 10-Q for the 26 weeks ended June 26, 1999, File No. 1-6085).

	23.1		Consent of Independent Public Accountants
			(PricewaterhouseCoopers LLP).

	27.		Financial Data Schedule.
------------------
* Incorporated herein by reference

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

 Our audits of the consolidated financial statements referred to in our report dated February 7, 2000, which has been incorporated by reference in this Form 10-K from page 34 of the 1999 Annual Report to Stockholders of IBP, inc., also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/  PricewaterhouseCoopers LLP
--------------------------------
Omaha, Nebraska
February 7, 2000


			IBP, inc. AND SUBSIDIARIES

	 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
				AND RESERVES

		  Fiscal Years 1997, 1998, and 1999
				(In thousands)




                                                  Allowance

                                                 for Doubtful

                                                   Accounts
								 ------------

Balance, December 28, 1996                         $  9,873

  Amounts charged to costs and expenses                 514
  Recoveries of amounts previously
    written off                                          39
  Write-off of uncollectible accounts                  (829)
  Other                                                 466
								    -------
Balance, December 27, 1997                           10,063

  Amounts charged to costs and expenses               1,890
  Recoveries of amounts previously
    written off                                         231
  Write-off of uncollectible accounts                  (101)
  Other                                                  28
								    -------
Balance, December 26, 1998                           12,111


  Amounts charged to cost and expenses  		     11,952
  Recoveries of amounts previously
    written off                                         100
  Write-off of uncollectible accounts                (8,147)
  Other                                                 479
								    -------
Balance, December 25, 1999                         $ 16,495
								    =======



				SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

       	IBP, inc.



		By:
		Robert L. Peterson
		Chairman of the Board
		and Chief Executive Officer
		Date: 3/23/00



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature			Title			Date
     ---------                -----             ----

/s/ Robert L. Peterson	Chairman of the Board	3/23/00
----------------------	and Chief Executive    ---------
 Robert L. Peterson     Officer (principal
				executive officer)


/s/ Larry Shipley       Chief Financial		3/23/00
----------------------	Officer (principal     ---------
 Larry Shipley    	financial officer)


/s/ Craig J. Hart 	Vice President and	3/23/00
----------------------	Controller             ---------
 Craig J. Hart


/s/ Richard L. Bond     Director			3/23/00
----------------------                         ---------
 Richard L. Bond



/s/ John S. Chalsty     Director			3/23/00
----------------------                         ---------
 John S. Chalsty



______________________	Director
Wendy L. Gramm                                 ---------



/s/ John J. Jacobson, Jr.  Director			3/23/00
-------------------------                      ---------
 John J. Jacobson, Jr.


/s/ Eugene D. Leman     Director			3/23/00
----------------------                         ---------
 Eugene D. Leman


/s/ Michael L. Sanem    Director			3/23/00
----------------------                         ---------
 Michael L. Sanem


/s/ Martin A. Massengale  Director			3/23/00
------------------------                       ---------
 Martin A. Massengale


/s/ JoAnn R. Smith      Director			3/23/00
---------------------                          ---------
 JoAnn R. Smith