Form 10-Q
period 2000-03-25
IBP INC
filed 2000-05-09
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                     FORM 10-Q


                            ---------------------------


             [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the 13 weeks ended March 25, 2000

                                       OR

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-6085


                          ----------------------------



                                    IBP, inc.
                             a Delaware Corporation
                    I.R.S. Employer Identification No. 42-0838666


                             800 Stevens Port Drive
                       Dakota Dunes, South Dakota 57049
                             Telephone 605-235-2061


                          ----------------------------


   Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]    NO [ ]


   As of May 1, 2000, the registrant had outstanding 105,867,943 shares of its common stock ($.05 par value).









                          PART I.  FINANCIAL INFORMATION
                            IBP, inc. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                 March 25,     December 25,
                                                   2000            1999
                                                 ---------     ------------
ASSETS
------

  CURRENT ASSETS:
    Cash and cash equivalents                   $   34,357      $   33,294
    Accounts receivable, less allowance for
      doubtful accounts of $31,652 and $19,805     802,632         851,654
    Inventories                                    711,598         619,977
    Deferred income tax benefits and
      prepaid expenses                             101,253          84,930
                                                 ---------        --------
        TOTAL CURRENT ASSETS                     1,649,840       1,589,855

  Property, plant and equipment
    less accumulated depreciation
    of $991,927 and $960,386                     1,402,851       1,362,765
  Goodwill, net of accumulated
    amortization of $197,188 and $189,395        1,050,203       1,054,839
  Other assets                                     149,719         145,225
                                                 ---------       ---------
                                                $4,252,613      $4,152,684
                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  CURRENT LIABILITIES:
    Notes payable to banks                         757,000         447,960
    Accounts payable                               403,562         422,942
    Deferred income taxes and other
      current liabilities                          442,406         562,301
                                                 ---------       ---------
        TOTAL CURRENT LIABILITIES                1,602,968       1,433,203

  Long-term debt and capital lease
    obligations                                    710,321         789,861
  Deferred income taxes and other
    liabilities                                    169,997         168,934
                                                 ---------       ---------
        TOTAL LIABILITIES                        2,483,286       2,391,998
                                                 ---------       ---------

  REDEEMABLE STOCK                                  25,020          44,564
                                                 ---------       ---------

  STOCKHOLDERS' EQUITY:
    Common stock at par value                        5,434           5,434
    Additional paid-in capital                     418,666         403,993
    Retained earnings                            1,389,074       1,374,610
    Accumulated other comprehensive income          (7,706)         (8,600)
    Treasury stock                                 (61,161)        (59,315)
                                                 ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY                 1,744,307       1,716,122
                                                 ---------       ---------
                                                $4,252,613      $4,152,684
                                                 =========       =========

See accompanying notes to condensed consolidated financial statements.







                          IBP, inc. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                   (In thousands, except per share data)



                                                 13 Weeks Ended
                                            -------------------------
                                             March 25,     March 27,
                                               2000          1999
                                            -----------   -----------

Net sales                                    $3,882,037    $3,211,174
Cost of products sold                         3,642,058     3,006,156
                                              ---------     ---------
Gross profit                                    239,979       205,018
Selling, general and
  administrative expense                        131,349        99,353
Nonrecurring merger-related expense              31,299          -
                                              ---------     ---------

EARNINGS FROM OPERATIONS                         77,331       105,665

Interest expense, net                            21,316        13,744
                                              ---------     ---------

Earnings before income
  taxes and extraordinary item                   56,015        91,921

Income tax expense                               21,300        35,319
                                              ---------     ---------

Earnings before extraordinary item               34,715        56,602

Extraordinary loss on early extinguishment
  of debt, less applicable taxes                (15,037)         -
                                              ---------     ---------

NET EARNINGS                                 $   19,678    $   56,602
                                              =========     =========

Earnings per common share:
  Earnings before extraordinary item              $ .30         $ .58
  Extraordinary item                               (.14)          -
                                              ---------     ---------
  Net earnings                                    $ .16         $ .58
                                              =========     =========

Earnings per common share - assuming dilution:
  Earnings before extraordinary item              $ .30         $ .53
  Extraordinary item                               (.14)          -
                                              ---------     ---------
  Net earnings                                    $ .16         $ .53
                                              =========     =========

Dividends per share                               $.025         $.025
                                              =========     =========

See accompanying notes to condensed consolidated financial statements.




                       IBP, inc. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED
                        STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                 13 Weeks Ended
                                            -------------------------
                                             March 25,     March 27,
                                               2000          1999
                                            -----------   -----------
                                                Inflows (outflows)

NET CASH FLOWS USED BY OPERATING ACTIVITIES  $  (37,259)   $  (35,241)
                                              ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                           (75,663)      (47,363)
 Purchases of marketable securities                -          (19,400)
 Proceeds from disposals of marketable
  securities                                       -           14,400
 Other investing activities, net                 (8,566)        1,988
                                              ---------     ---------
 Net cash flows used by
  investing activities                          (84,229)      (50,375)
                                              ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term debt                    309,040        63,511
 Principal payments on long-term
  obligations                                  (482,738)       (2,520)
 Proceeds from issuance of long-term debt       295,541          -
 Net change in checks in process of
  clearance                                      33,404        33,276
 Redemption of preferred stock                  (28,512)         -
 Other financing activities, net                 (4,250)       (5,356)
                                              ---------     ---------
  Net cash flows provided by
   financing activities                         122,485        88,911
                                              ---------     ---------
Effect of exchange rate on cash
 and cash equivalents                                66           332
                                              ---------     ---------
Net change in cash and cash equivalents           1,063         3,627
Cash and cash equivalents at beginning
 of period                                       33,294        29,296
                                              ---------     ---------
Cash and cash equivalents at end of
 period                                      $   34,357    $   32,923
                                              =========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest, net of amounts capitalized       $   20,345    $   14,945
  Income taxes, net of refunds received          10,030        30,952

 Depreciation and amortization expense           33,896        27,222
 Amortization of intangible assets                8,517         6,527


See accompanying notes to condensed consolidated financial statements.




                       IBP, inc. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Columnar amounts in thousands, except per share amounts


A.   GENERAL

     The condensed consolidated balance sheet of IBP, inc. and subsidiaries ("IBP" or "the company") at December 25, 1999 has been taken from audited financial statements at that date and condensed. All other condensed consolidated financial statements contained herein have been prepared by IBP and are unaudited. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K for the year ended December 25, 1999.

     On February 7, 2000, the company completed a merger with Corporate Brand Foods America, Inc. ("CBFA") (see Note F). The merger has been accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of CBFA.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP at March 25, 2000 and the results of its operations and its cash flows for the periods presented herein.

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

C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:



                           March 25,     December 25,
                             2000           1999
                           ---------     ------------
Product inventories:
 Raw materials             $ 79,626       $ 37,846
 Work in process             86,639         83,638
 Finished goods             298,341        274,624
                            -------        -------
                            464,606        396,108
Livestock                   154,002        137,300
Supplies                     92,990         86,569
                            -------        -------
                           $711,598       $619,977
                            =======        =======


D.   EARNINGS PER SHARE


                                              13 Weeks Ended
                                          -----------------------
                                          March 25,     March 27,
                                            2000          1999
                                          ---------     ---------
Numerator:
 Earnings before extraordinary item        $ 34,715      $ 56,602
 Preferred stock dividends and accretion     (2,566)         (656)
                                            -------       -------
 Available for common shares               $ 32,149      $ 55,946
                                            =======       =======

Denominator:
 Weighted average common shares
  outstanding                               106,042        96,584
 Dilutive effect of employee stock plans      1,455         9,666
                                            -------       -------
 Diluted average common shares
  outstanding                               107,497       106,250
                                            =======       =======

 Basic earnings before extraordinary
  item per common share                       $ .30         $ .58
                                               ====          ====
 Diluted earnings before extraordinary
  item per common share                       $ .30         $ .53
                                               ====          ====

      The summary below lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options had varying expiration dates.


                                              2000          1999
                                           ----------    ----------
Stock options excluded from
 diluted EPS computation                      3,484          905
Average option price per share               $21.01       $25.66


E.   COMPREHENSIVE INCOME

     Comprehensive income consists of net earnings and foreign currency translation adjustments. Management considers its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. Comprehensive income for the quarters ended March 25, 2000 and March 27, 1999 was as follows:


                                                13 Weeks Ended
                                           ------------------------
                                           March 25,      March 27,
                                             2000           1999
                                           ---------      ---------
NET EARNINGS                                $19,678        $56,602
Other comprehensive income:
 Foreign currency translation
  adjustments                                   894          3,116
                                             ------         ------
COMPREHENSIVE INCOME                        $20,572        $59,718
                                             ======         ======

F.   ACQUISITION

     On February 7, 2000, the company acquired the outstanding common stock of Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which was accounted for as a pooling of interests, IBP issued approximately 14.4 million common shares for all of the outstanding common stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. At the acquisition date, all of the debt obligations were refinanced (see Note G) and the preferred stock was redeemed. The companies incurred $31 million of nonrecurring merger-related expenses, related primarily to an increase in the valuation of CBFA's restricted redeemable stock, a non-cash charge of $21 million, and transaction-related fees of $8 million.

     IBP had product sales to CBFA in IBP's fiscal quarters ended
March 25, 2000 and March 27, 1999, totaling $29 million and $14 million, respectively. These intercompany sales have been eliminated in consolidation. The effects of conforming CBFA's accounting policies to those of IBP were not material.

     The company, by virtue of its acquisition of CBFA, has a restricted stock plan for which, upon termination of employment with the company, grantees have the right to require the company to purchase the vested portion of shares issued under the plan at fair market value. As a result of this mandatory redemption feature (the "Put Features"), shares issued under the plan are classified as redeemable stock in the accompanying consolidated balance sheet, and the plan is accounted for as a "variable plan" in accordance with APB Opinion #25. Since the inception of the plan, no grantees have exercised their Put Features, and management considers the likelihood of significant Put Features being exercised in the future to be remote.

     Prior to the merger, CBFA's fiscal year ended on the Sunday closest to the last day of February. The following information presents certain statement of earnings data for the separate companies corresponding to IBP's fiscal first quarters of 2000 and 1999:

                                    Quarter ended
                            -------------------------------
                            March 25, 2000   March 27, 1999
                            --------------   --------------

Net sales:
 IBP, as reported             $3,739,037        $3,097,652
 Intercompany sales to CBFA      (28,507)          (14,335)
                               ---------         ---------
 Net IBP sales                 3,710,530         3,083,317
 CBFA                            171,507           127,857
                               ---------         ---------
                              $3,882,037        $3,211,174
                               =========         =========

Net earnings (loss):
 IBP                          $   58,567        $   56,898
 CBFA                            (38,889)             (296)
                               ---------         ---------
                              $   19,678        $   56,602
                               =========         =========



G.   LONG-TERM OBLIGATIONS:

     Long-term obligations are summarized as follows:

                                 March 25,     December 25,
                                   2000            1999
                                 ---------     ------------

7.95% Senior Notes due 2010       $300,000       $   -
7.45% Senior Notes due 2007        125,000        125,000
6.125% Senior Notes due 2006       100,000        100,000
7.125% Senior Notes due 2026       100,000        100,000
6.0% Securities due 2001            50,000         50,000
CBFA long-term obligations            -           306,633
Revolving credit facilities           -           175,000
Present value of minimum
 Capital lease obligations          25,851         26,728
Other                               13,498         13,725
                                   -------        -------
                                   714,349        897,086
Less amounts due within one year     4,028        107,225
                                   -------        -------
                                  $710,321       $789,861
                                   =======        =======

     On January 31, 2000, the company issued $300 million of 7.95% 10-year notes under its $550 million Debt Securities program originally registered with the Securities and Exchange Commission ("SEC") in 1996. This Debt Securities program was subsequently amended and filed with the SEC on January 27, 2000. The net proceeds, issued at a slight discount to par, were used to reduce IBP's revolving credit facilities, $175 million of which had been classified as non-current at December 25, 1999. Interest is payable semiannually.

     On February 7, 2000, the company completed its merger with CBFA and, at the same time, refinanced all of CBFA's various existing debt obligations, using available IBP credit facilities which were at more favorable terms. Prepayment premiums, accelerated amortization of unamortized deferred financing costs, and transaction expenses totaled $22 million, before applicable income tax benefit of $7 million, and was accounted for as an extraordinary loss in the condensed consolidated statement of earnings.

H.   CONTINGENCIES:

     IBP is involved in numerous disputes incident to the ordinary course of its business. While the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists, management believes that any liability for which provision has not been made relative to the various lawsuits, claims and administrative proceedings pending against IBP, including those described below, will not have a material adverse effect on its future consolidated results, financial position or liquidity.

     In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The District Court approved this narrower class in April 1999. The 11th Circuit granted IBP's request for a review of the class certification decision, and a decision was rendered on April 20, 2000 reversing the district court decision to certify a class, on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. IBP expects the plaintiffs to attempt to file pleadings seeking to certify an amended class.
In plaintiffs' expert reports filed prior to the 11th Circuit decision reversing the class certification decision, plaintiffs were seeking up to $3 billion in damages on behalf of the class. Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.

     On January 12, 2000, The United States Department of Justice, on behalf of the Environmental Protection Agency ("EPA"), filed a lawsuit against IBP in U. S. District Court for the District of Nebraska, alleging violations of various environmental laws at IBP's Dakota City facility. This action alleges, among other things, violations of: (1) the Clean Air Act; (2) the Clean Water Act; (3) the Resource, Conservation and Recovery Act; (4) the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"); and (5) the Emergency Planning and Community Right to Know Act ("EPCRA"). The action seeks injunctive relief to remedy alleged violations and damages of $25,000 per violation per day for alleged violations which occurred prior to January 30, 1997, and $27,500 per violation per day for alleged violations after that date. The Complaint alleges that some violations began to occur as early as 1989, although the great majority of the violations are alleged to have occurred much later, and continue into the present. IBP believes that the company has meritorious defenses on each of these allegations and intends to aggressively defend these claims.

     The EPA has also sent IBP an information request under the Clean Air Act and CERCLA seeking additional information regarding hydrogen sulfide emissions from the company's Dakota City facility. The EPA claims it seeks information to determine whether the emissions pose an imminent and substantial endangerment to human health or the environment. If the EPA makes this finding, it could trigger further action including an administrative order for compliance concerning the facility. IBP disputes and would vigorously contest any claim that the emissions pose any such threat.

     On February 22, 2000, a lawsuit was filed against IBP by certain shareholders in the United States District Court for the District of Nebraska seeking to certify a class of all persons who purchased IBP stock between March 25, 1999 to January 12, 2000. The complaint, seeking unspecified damages, alleges that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 there under, and claims IBP issued materially false statements about the company's compliance with environmental laws in order to inflate the company's stock price. Management believes it has accurately reported the company's compliance with environmental laws, and the company intends to vigorously contest these claims.

I.   BUSINESS SEGMENTS

     The company is managed and operated as two divisions, Fresh Meats and Foodbrands America, and, accordingly, has two business segments. IBP's Fresh Meats operation relates principally to the meat processing industry and primarily involves cattle and hog carcass production, beef and pork fabrication and related allied product processing activities. This segment markets its products to food retailers, distributors, wholesalers, restaurant and hotel chains, other food processors and leather makers, as well as manufacturers of pharmaceuticals and animal feeds. The Foodbrands America segment consists of several IBP subsidiaries, principally Foodbrands America, Inc. ("Foodbrands"), The Bruss Company, IBP Foods, Inc., and CBFA. The Foodbrands America group produces, markets and distributes a variety of frozen and refrigerated products to the "away from home" food preparation market, other food processors and to the retail grocery market. Products include pizza toppings and crusts, value-added beef and pork-based products, ethnic specialty foods, appetizers, soups, sauces and side dishes as well as deli meats and processed beef, pork and poultry products. Foodbrands America also produces portion-controlled premium beef and pork products for sale to restaurants and foodservice customers in domestic and international markets. The company operates principally in the United States.

     Intersegment sales have been recorded at amounts approximating market. Earnings from operations are comprised of net sales less all identifiable operating expenses, allocated corporate selling, general and administrative expenses, and goodwill amortization. Net interest expense and income taxes have been excluded from segment operations.

                                     13 Weeks Ended
                                  ----------------------
                                  March 25,    March 27,
                                    2000         1999
                                  ---------    ---------
NET SALES
---------
Sales to unaffiliated customers:
 Fresh Meats                      $3,194,437   $2,774,970
 Foodbrands America                  687,600      436,204
                                   ---------    ---------
                                  $3,882,037   $3,211,174
                                   =========    =========

Intersegment sales:
 Fresh Meats                      $  119,593   $   66,360
 Intersegment elimination           (119,593)     (66,360)
                                   ---------    ---------
                                        -            -
                                   =========    =========

Net sales:
 Fresh Meats                      $3,314,030   $2,841,330
 Foodbrands America                  687,600      436,204
 Intersegment elimination           (119,593)     (66,360)
                                   ---------    ---------
                                  $3,882,037   $3,211,174
                                   =========    =========


EARNINGS FROM OPERATIONS
------------------------
 Fresh Meats                      $  103,336   $   84,991
 Foodbrands America                  (26,005)      20,674
                                   ---------    ---------
 Total earnings from operations       77,331      105,665

 Net interest expense                (21,316)     (13,744)
                                   ---------    ---------
 Pre-tax earnings                 $   56,015   $   91,921
                                   =========    =========

NET SALES BY LOCATION
 OF CUSTOMERS
---------------------
 United States                    $3,282,553   $2,730,212
 Japan                               244,174      201,435
 Canada                              130,771      108,203
 Korea                                75,809       42,581
 Mexico                               54,079       40,730
 Other foreign countries              94,651       88,013
                                   ---------    ---------
                                  $3,882,037   $3,211,174
                                   =========    =========





             MANAGEMENT'S DISCUSSION AND ANALYSIS
             ------------------------------------

     This quarterly report on Form 10-Q contains forward-looking statements which reflect management's current view with respect to future events and financial performance. Specifically, these forward-looking statements include risks and uncertainties. Thus, actual results may differ materially from those expressed or implied in those statements. Those risks and uncertainties include, without limitation, risks of changing market conditions with regard to livestock supplies and demand for the company's products, domestic and international legal and regulatory risks, the costs of environmental compliance, the impact of governmental regulations, operating efficiencies, as well as competitive and other risks over which IBP has little or no control. Moreover, past financial performance should not be considered a reliable indicator of future performance. The company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

     ACQUISITION
     -----------

     On February 7, 2000, the company acquired the outstanding common stock of Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which was accounted for as a pooling of interests, IBP issued approximately
14.4 million common shares for all of the outstanding common stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. At the acquisition date, all of the debt obligations were refinanced (see Note G) and the preferred stock was redeemed. The companies incurred $31 million of nonrecurring merger-related expenses, related primarily to an increase in the valuation of CBFA's restricted redeemable stock, a non-cash charge of $21 million, and transaction-related fees of $8 million.


RESULTS OF OPERATIONS
---------------------

     Fresh Meats' operating earnings improved to 3.2% of net sales in the first quarter 2000 versus 3.1% in the first quarter 1999. Beef operations continued their strong pace from 1999 as demand was excellent and capacity utilization improved. Meanwhile, the pork performance in the first quarter 2000 was better than in any first quarter in any year other than 1999. The first quarter 1999 results included a receivables write-down of $4 million or net $.03 per diluted share related to a customer in bankruptcy proceedings.

     In the Foodbrands America segment, operating earnings in 2000 were reduced by two unusual items. The most significant item was $31 million in pre-tax, nonrecurring CBFA merger-related expense, which consisted of $21 million in increased valuation of CBFA's restricted redeemable stock and $10 million in professional fees and other expenses. The second unusual item was an $11 million pre-tax bad debt provision increase due to a customer's bankruptcy. Additionally, the IBP Foods, Inc. operation, consisting of former Thorn Apple Valley, Inc. facilities purchased in the third quarter 1999, lost $11 million in the first quarter 2000. Excluding the unusual items and the IBP Foods, Inc. loss, the Foodbrands America segment earned $27 million from operations compared to $21 million in the first quarter 1999, primarily due to new acquisitions and stronger foodservice performance.

     The latest estimates by the U.S. Department of Agriculture ("USDA") and industry analysts predict that beef production in 2000 will be close to 1999 levels and higher than earlier expected. Thus, it appears that live cattle supplies will be abundant for most of this year. The USDA also forecasted pork production for 2000 to be down 2% to 3% from 1999.


     COMPARATIVE SEGMENT RESULTS
     ---------------------------

                           13 Weeks Ended
                       -----------------------
                       March 25,     March 27,
                         2000          1999        % Change
                       ---------     ---------     --------
                           (in thousands)
Net Sales:
 Fresh Meats           $3,194,437    $2,774,970      +15%
 Foodbrands America       687,600       436,204      +58%
                        ---------     ---------
                       $3,882,037    $3,211,174      +21%
                        =========     =========

Earnings from Operations:
 Fresh Meats           $  103,336    $   84,991      +22%
 Foodbrands America       (26,005)       20,674      n/a
                        ---------     ---------
                       $   77,331    $  105,665      -27%
                        =========     =========

     SALES

     The 15% increase in Fresh Meats' net sales was due primarily to higher average selling prices of beef and pork and a slight increase in total pounds of beef and pork products sold. The higher selling prices were reflective of continued strong demand for red meat in the United States and international markets.

     The 58% increase in Foodbrands America's net sales was due in large part to acquisitions in 1999 subsequent to the first quarter. The 1999 additions (Russer Foods and H&M Foods in the second quarter, IBP Foods and Wilton Foods in the third quarter and Wright Brand Foods, Inc. (by CBFA) in the fourth quarter) increased net sales by almost $200 million. Excluding the effect of acquisitions, existing operations' net sales increased 13% on higher sales volume and price increases.

     Net export sales increased 25% in the first quarter 2000 from the year earlier despite an increase in pounds sold of only 2% from the prior year. The 25% net sales increase resulted from both pricing and product mix factors. As the Far East has continued to recover from the economic difficulties of the recent past, the product mix sold to the region has shifted more toward higher-end products. Net sales into Asia, which accounted for 75% of total exports, increased 32% in the first quarter 2000 from the prior year. Sales into Mexico also improved 33% on a volume increase of 31%. Net export sales accounted for 13% of total net sales in the first quarter of 2000 versus 12% in the same 1999 period.


     COST OF PRODUCTS SOLD

     In the Fresh Meats segment, the cost of products sold in the first quarter 2000 increased 6% from the first quarter 1999. Higher average live cattle and hog prices and increased beef volume were the principal reasons for the higher 2000 costs. Plant costs also increased due in large part to higher labor costs.

     Foodbrands America's first quarter 2000 cost of products sold increased 66% from the first quarter 1999. Excluding the effect of acquisitions, higher costs resulted from increased volume of products sold and higher raw material costs.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     First quarter 2000 expense increased 32% over the first quarter 1999. Higher bad debt expense, the effect of acquisitions, higher volume-related selling expense and increased personnel-related expenses were the principal reasons for the increase.

     INTEREST EXPENSE

     The 55% increase in 2000 net interest expense versus the first quarter 1999 was due primarily to an increase in average borrowings in 2000. The higher 2000 average outstanding borrowings versus the first quarter 1999 reflected approximately $500 million of cash spent on acquisitions in 1999 subsequent to the first quarter.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Total outstanding borrowings averaged $1,410 million in the first three months of 2000 compared to $949 million in the comparable 1999 period. Borrowings outstanding under committed and uncommitted credit facilities at March 25, 2000 totaled $757 million compared to $623 million (excluding CBFA) at December 25, 1999, and available unused credit capacity under committed facilities at March 25, 2000 was $115 million.

     On January 31, 2000, the company issued $300 million of 7.95% 10-year notes under its $550 million Debt Securities program originally registered with the Securities and Exchange Commission ("SEC") in 1996. This Debt Securities program was subsequently amended and filed with the SEC on January 27, 2000. The net proceeds, issued at a slight discount to par, were used to reduce IBP's revolving credit facilities, $175 million of which had been classified as non-current at December 25, 1999. Interest is payable semiannually.

     In January 2000, the company put in place $300 million of additional revolving credit capacity via a 364-day facility with two major financial institutions. Credit terms were similar to those in existing credit facilities. Meanwhile, IBP's $100 million Promissory Note expired in February 2000, which left the company with $800 million total borrowing capacity under committed facilities.

     On February 7, 2000, the company completed its merger with CBFA and, at the same time, refinanced substantially all of CBFA's various existing debt obligations, using available IBP credit facilities that were at more favorable terms.

     Year-to-date capital expenditures through March 25, 2000 totaled $76 million compared to $47 million in the first three months of 1999. Major projects included renovations of the Norfolk, Nebraska, beef processing plant, case-ready and other value-added product projects, and development of forward warehouses for product distribution. Approximately 75% of the 2000 spending was for revenue enhancement or cost-saving projects, while the remainder went toward upgrades and replacements of existing equipment and facilities.





                 PART II.  OTHER INFORMATION


Item 5.  Other Information
--------------------------

     In connection with its Medium-Term Notes program, the company hereby reports the following computations:

                                           13 Weeks Ended
                                      ------------------------
                                      March 25,      March 27,
                                        2000           1999
                                      ---------      ---------
Earnings before income taxes
 and extraordinary item               $ 56,015       $ 91,921
Total fixed charges                     29,500         19,235
Capitalized interest                    (1,126)        (2,197)
                                       -------        -------
Earnings before fixed charges,
 income taxes and extraordinary
 item                                 $ 84,389       $108,959
                                       =======        =======

Ratio of earnings to fixed charges         2.9            5.7
                                           ===            ===


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (b)   Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed by the company during the quarter ended March 25, 2000.





                               SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                IBP, inc.
                                       ---------------------------
                                              (Registrant)


     May 9, 2000                       /s/  Robert L. Peterson
------------------------               ---------------------------
      (date)                           Robert L. Peterson
                                       Chairman of the Board and
                                        Chief Executive Officer

                                       /s/  Larry Shipley
                                       ---------------------------
                                       Larry Shipley
                                       Chief Financial Officer


                                       /s/  Craig J. Hart
                                       ---------------------------
                                       Craig J. Hart
                                       Vice President
                                        and Controller
















19