Form 10-Q
period 2000-06-24
IBP INC
filed 2000-08-08
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q


                  ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the 26 weeks ended June 24, 2000

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

                        YES [X]    NO [ ]


   As of August 1, 2000, the registrant had outstanding
105,578,277 shares of its common stock ($.05 par value).








                 PART I.  FINANCIAL INFORMATION
                   IBP, inc. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                            June 24,     December 25,
                                              2000          1999
                                            --------     ------------
ASSETS
------
  CURRENT ASSETS:
    Cash and cash equivalents              $   32,415     $   33,294
    Marketable securities                      10,000           -
     Accounts receivable, less allowance for
      doubtful accounts of $22,643 and $17,797
                                              843,370        853,234
    Inventories                               749,403        619,977
    Deferred income tax benefits and
      prepaid expenses                         97,963         84,930
                                            ---------      ---------
        TOTAL CURRENT ASSETS                1,733,151      1,591,435
                                            =========      =========

  Property, plant and equipment
    less accumulated depreciation
    of $1,023,934 and $960,390              1,468,290      1,362,765
  Goodwill, net of accumulated
    amortization of $204,930 and $189,395   1,058,486      1,054,839
  Other assets                                148,441        145,225
                                            ---------      ---------
                                           $4,408,368     $4,154,264
                                            =========      =========

LIABILITIES, REDEEMABLE STOCK, AND
  STOCKHOLDERS' EQUITY
----------------------------------
  CURRENT LIABILITIES:
    Notes payable to banks                    781,755        447,960
    Accounts payable                          444,957        422,942
    Deferred income taxes and other
      current liabilities                     483,726        455,676
    Current portion of long-term debt          54,226        107,225
                                            ---------      ---------
        TOTAL CURRENT LIABILITIES           1,764,664      1,433,803

  Long-term debt and capital lease
    Obligations                               659,621        789,861
  Deferred income taxes and other
    Liabilities                               168,914        168,934
                                            ---------      ---------
        TOTAL LIABILITIES                   2,593,199      2,392,598
                                            ---------      ---------

  REDEEMABLE STOCK                             28,537         44,564
                                            ---------      ---------

  STOCKHOLDERS' EQUITY:
    Common stock at par value                   5,450          4,964
    Additional paid-in capital                417,174        404,463
    Retained earnings                       1,444,921      1,375,590
    Accumulated other comprehensive income     (9,656)        (8,600)
    Treasury stock                            (71,257)       (59,315)
                                            ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY            1,786,632      1,717,102
                                            ---------      ---------
                                           $4,408,368     $4,154,264
                                            =========      =========

See   accompanying  notes  to  condensed  consolidated  financial statements.

                   IBP, inc. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
                               13 Weeks Ended           26 Weeks Ended
                             --------------------     --------------------
                             June 24,    June 26,     June 24,    June 26,
                               2000        1999         2000        1999
                             --------    --------     --------    --------

Net sales                   $4,165,530   $3,616,112    $8,047,567   $6,827,286
Cost of products sold        3,907,529    3,385,975     7,549,587    6,392,131
                             ---------    ---------     ---------    ---------
Gross profit                   258,001      230,137       497,980      435,155
Selling, general and
 administrative expense        142,048      102,555       273,398      201,908
Nonrecurring merger-related
 expense                          -            -           31,299         -
                             ---------    ---------     ---------    ---------

EARNINGS FROM OPERATIONS       115,953      127,582       193,283      233,247

Interest expense, net           21,635       17,423        42,950       31,167
                             ---------    ---------     ---------     --------

Earnings before income
 taxes and extraordinary item   94,318      110,159       150,333      202,080

Income tax expense              35,800       42,386        57,100       77,705
                             ---------    ---------     ---------    ---------

Earnings before extraordinary
 item                           58,518       67,773        93,233      124,375

Extraordinary loss on early
 extinguishment of debt, less
  applicable taxes                -            -          (15,037)        -
                             ---------    ---------     ---------    ----------

NET EARNINGS                $   58,518   $   67,773    $   78,196   $  124,375
                             =========    =========     =========    =========

Earnings per common share:
 Earnings before extraordinary
  item                           $ .55        $ .70         $ .85        $1.28
 Extraordinary item                -            -            (.14)         -
                                  ----         ----          ----         ----
 Net earnings                    $ .55        $ .70         $ .71        $1.28
                                  ====         ====          ====         ====

Earnings per common share -
 assuming dilution:
 Earnings before extraordinary
  item                           $ .55        $ .63         $ .84        $1.16
 Extraordinary item                -            -            (.14)         -
                                  ----         ----          ----         ----
 Net earnings                    $ .55        $ .63         $ .70        $1.16
                                  ====         ====          ====         ====

Dividends per share              $.025        $.025         $ .05        $ .05
                                  ====         ====          ====         ====
Weighted average common shares
 Outstanding                   106,019       96,561       106,030       96,573
                               =======      =======       =======      =======
Diluted EPS denominator        107,206      106,548       107,351      106,399
                               =======      =======       =======      =======
Preferred stock dividends
 and accretion                $   -        $    451      $  2,566     $  1,107
                               =======      =======       =======      =======

See   accompanying  notes  to  condensed  consolidated  financial statements.

                   IBP, inc. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED
                    STATEMENTS OF CASH FLOWS
                         (In thousands)
                                                    26 Weeks Ended
                                                -----------------------
                                                June 24,       June 26,
                                                  2000           1999
                                                --------       --------
                                                  Inflows (outflows)

NET CASH FLOWS PROVIDED (USED BY) OPERATING
 ACTIVITIES                                    $   50,143    $  (46,177)
                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                            (181,501)     (104,026)
 Purchases of marketable securities               (25,000)      (19,400)
 Proceeds from disposals of marketable
  securities                                       15,000        19,400
 Acquisitions, net of cash acquired                  -         (270,024)
 Other investing activities, net                  (17,112)        4,577
                                                ---------     ---------
 Net cash flows used by
  investing activities                           (208,613)     (369,473)
                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term
  obligations                                    (483,644)       (5,057)
 Increase in short-term debt                      333,796       388,934
 Proceeds from issuance of long-term debt         295,482         3,000
 Net change in checks in process of
  clearance                                        58,077        38,484
 Redemption of preferred stock                    (28,512)         -
 Other financing activities, net                  (17,673)       (8,401)
                                                ---------     ---------
  Net cash flows provided by
   financing activities                           157,526       416,960
                                                ---------     ---------
Effect of exchange rate on cash
 and cash equivalents                                  65          (303)
                                                ---------     ---------
Net change in cash and cash equivalents              (879)        1,007
Cash and cash equivalents at beginning
 of period                                         33,294        29,295
                                                ---------     ---------
Cash and cash equivalents at end of
 period                                        $   32,415    $   30,302
                                                =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest, net of amounts capitalized         $   36,653    $   28,830
  Income taxes, net of refunds received            40,042        88,967

 Depreciation and amortization expense             69,288        58,766
 Amortization of intangible assets                 17,421        14,179

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of IBP at June 24, 2000 and the results of its operations and its cash flows for the periods presented herein.

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

   C.   INVENTORIES

        Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                                      June 24,       December 25,
                                       2000             1999
                                      --------       -----------
          Product inventories:
           Raw materials              $ 86,274        $ 37,846
           Work in process              93,183          83,638
           Finished goods              304,873         274,624
                                       -------         -------
                                       484,330         396,108
          Livestock                    174,310         137,300
          Supplies                      90,763          86,569
                                       -------         -------
                                      $749,403        $619,977
                                       =======         =======


   D.  EARNINGS PER SHARE

                                                 13 Weeks Ended
                                             ----------------------
                                             June 24,      June 26,
                                               2000          1999
                                             --------      --------
     Numerator:
      Net earnings                           $ 58,518      $ 67,773
        Preferred   stock  dividends   and       -             (451)
         accretion                            -------       -------
        Earnings available for common shares $ 58,518      $ 67,322
                                              =======       =======
     Denominator:
      Weighted average common shares
       outstanding                            106,019        96,561
      Dilutive effect of employee stock plans   1,187         9,987
                                              -------       -------
      Diluted average common shares
       outstanding                            107,206       106,548
                                              =======       =======

      Basic earnings per common share          $ .55          $ .70
                                                ====           ====
      Diluted earnings per common share        $ .55          $ .63
                                                ====           ====


                                                 26 Weeks Ended
                                             ----------------------
                                             June 24,      June 26,
                                               2000          1999
                                             --------      --------
     Numerator:
      Earnings before extraordinary item     $ 93,233      $124,375
      Preferred stock dividends and accretion  (2,566)       (1,107)
                                              -------       -------
      Earnings available for common shares   $ 90,667      $123,268
                                              =======       =======

     Denominator:
      Weighted average common shares
       outstanding                            106,030        96,573
      Dilutive effect of employee stock plans   1,321         9,826
                                              -------       -------
      Diluted average common shares
       outstanding                            107,351       106,399
                                              =======       =======

      Basic earnings before extraordinary
       item per common share                    $ .85         $1.28
                                                 ====          ====
      Diluted earnings before extraordinary
       item per common share                    $ .84         $1.16
                                                 ====          ====

        The summary below lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options had varying expiration dates.

                                             2000          1999
                                            ------        ------
         Stock options excluded from
          diluted EPS computation            3,287         1,538
         Average option price per share     $21.19        $24.69

     E.   COMPREHENSIVE INCOME

          Comprehensive income consists of net earnings and foreign currency translation adjustments. Management considers its foreign investments to be permanent in nature and does not
     provide   for  taxes  on  currency  translation  adjustments
     arising from converting the investment in a foreign currency to U.S. dollars. Comprehensive income for the 26 weeks ended June 24, 2000 and June 26, 1999 was as follows:

                                              26 Weeks Ended
                                           ----------------------
                                           June 24,      June 26,
                                             2000          1999
                                           --------      --------

         NET EARNINGS                       $78,196      $124,375
         Other comprehensive income:
          Foreign currency translation
           adjustments                       (1,056)        6,409
                                             ------       -------
         COMPREHENSIVE INCOME               $77,140      $130,784
                                             ======       =======


   F.   ACQUISITION

        On February 7, 2000, the company acquired the outstanding common stock of Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which was accounted for as a pooling of interests, IBP issued approximately 14.4 million common shares for all of the outstanding common stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. At the acquisition date, all of the debt obligations were refinanced (see Note G) and the preferred stock was redeemed. The companies incurred $31 million of nonrecurring merger-related expenses, related primarily to an increase in the valuation of CBFA's restricted redeemable stock, a non-cash charge of $21 million, and transaction-related fees.

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

        Prior to the merger, CBFA's fiscal year ended on the Sunday closest to the last day of February. The following information presents certain statement of earnings data for the separate companies corresponding to IBP's fiscal quarter and six months ended June 26, 1999:

                                   13 Weeks Ended    26 Weeks Ended
                                       June 26,          June 26,
                                        1999               1999
                                   --------------    --------------
         Net sales:
          IBP, as previously
           reported                  $3,478,467        $6,576,119
          Intercompany sales to CBFA    (14,542)          (28,877)
                                      ---------         ---------
          Net IBP sales               3,463,925         6,547,242
          CBFA                          152,187           280,044
                                      ---------         ---------
                                     $3,616,112        $6,827,286
                                      =========         =========
         Net earnings (loss):
          IBP                        $   66,243        $  123,141
          CBFA                            1,530             1,234
                                      ---------         ---------
                                     $   67,773        $  124,375
                                      =========         =========

   G.   LONG-TERM OBLIGATIONS:

        Long-term obligations are summarized as follows:

                                          June 24,       December 25,
                                            2000             1999
                                          --------       ------------
  7.95% Senior Notes due 2010             $300,000         $   -
  7.45% Senior Notes due 2007              125,000          125,000
  6.125% Senior Notes due 2006             100,000          100,000
  7.125% Senior Notes due 2026             100,000          100,000
  6.0% Securities due 2001                  50,000           50,000
  CBFA long-term obligations                  -             306,633
  Revolving credit facilities                 -             175,000
  Present value of minimum
   capital lease obligations                22,511           26,728
  Other                                     16,336           13,725
                                           -------          -------
                                           713,847           97,086
  Less amounts due within one year          54,226          107,225
                                           -------          -------
                                          $659,621         $789,861
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

   H.   CONTINGENCIES:

        IBP  is  involved in numerous disputes  incident  to  the
   ordinary course of its business. While the outcome of any litigation is not predictable, or subject to the Company's control, and the impact on future financial results is not subject to reasonable estimation because considerable uncertainty exists both as to such outcome and as to the future financial results, management believes that any liability for which provision has not been made relative to the various lawsuits, claims and administrative proceedings pending against IBP, including those described below, is not likely to have a material adverse effect on its future consolidated results, financial position or liquidity.

        In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The District Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class, on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The District Court has set a schedule for the plaintiffs for pleadings if they intend to seek to certify an amended class. In plaintiff's revised expert reports filed after the 11th Circuit decision reversing the class certification decision, plaintiffs indicate they will seek up to $1 billion in damages on behalf of a proposed new class. Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.

        On January 12, 2000, The United States Department of Justice, on behalf of the Environmental Protection Agency ("EPA"), filed a lawsuit against IBP in U. S. District Court for the District of Nebraska, alleging violations of various environmental laws at IBP's Dakota City facility. This action alleges, among other things, violations of: (1) the Clean Air Act; (2) the Clean Water Act; (3) the Resource, Conservation and Recovery Act; (4) the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"); and (5) the Emergency Planning and Community Right to Know Act ("EPCRA"). The action seeks injunctive relief to remedy alleged violations and damages of $25,000 per violation per day for alleged violations which occurred prior to January 30, 1997, and $27,500 per violation per day for alleged violations after that date. The Complaint alleges that some violations began to occur as early as 1989, although the great majority of the violations are alleged to have occurred much later, and allegedly continue into the present. IBP believes that the company has meritorious defenses on each of these allegations and intends to aggressively defend these claims.

        On May 19, 2000, IBP signed a Partial Consent Decree with the EPA which makes environmental improvements that were already underway at IBP's Dakota City, Nebraska facility federally enforceable. Although this Partial Consent Decree does not purport to resolve all of the allegations in the Complaint, if EPA were to prevail in court on certain of its factual allegations, these improvements may satisfy part of the injunctive relief sought by EPA under the Complaint. EPA has acknowledged that final injunctive relief under CAA claims may incorporate some or all of the work agreed to under the Partial Consent Decree.

        In February 2000, several lawsuits were filed against IBP by certain shareholders in the United States District Court for the District of Nebraska seeking to certify a class of all persons who purchased IBP stock between March 25, 1999 to January 12, 2000. The complaints, seeking unspecified damages, allege that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about the company's compliance with environmental laws in order to inflate the company's stock price. The lawsuits have been consolidated and the Court has appointed three lead plaintiffs. The Court denied the motion for approval of lead and liaison counsel, and has required plaintiffs to submit an amended motion for appointment of lead counsel. Once lead counsel has been appointed, an amended consolidated complaint with respect to all the actions will be filed, and the Company will respond at that time. Management believes it has accurately reported the company's compliance with environmental laws, and the company intends to vigorously contest these claims.

        On  January  15,  1997,  the Illinois  EPA  brought  suit
   against IBP at its Joslin, Illinois facility alleging that IBP's operations at its Joslin, Illinois facility are violating the "odor nuisance" regulations enacted in the
   State of Illinois. IBP has already commenced additional improvements at its Joslin facility to further reduce odors from this operation, but denies Illinois EPA's contention that such conditions amount to a "nuisance". IBP is in the midst of discussions aimed at a complete resolution of these issues, and reports this issue solely because of a recent determination that the penalties have the potential to exceed $100,000.


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

                                 13 Weeks Ended        26 Weeks Ended
                              -------------------   --------------------
                              June 24,   June 26,   June 24,   June, 26,
                                2000       1999       2000       1999
                              --------   --------   --------   ---------
NET SALES
Sales to unaffiliated customers:
 Fresh Meats                 $3,371,843 $3,048,874  $6,566,280 $5,823,844
 Foodbrands America             793,687    567,238   1,481,287  1,003,442
                              ---------  ---------   ---------  ---------
                             $4,165,530 $3,616,112  $8,047,567 $6,827,286
                              =========  =========   =========  =========
Intersegment sales:
 Fresh Meats                 $  145,621 $   95,313  $  286,898 $  180,722
 Intersegment elimination      (145,621)   (95,313)   (286,898)  (180,722)
                              ---------  ---------   ---------  ---------
                                   -          -           -          -
                              =========  =========   =========  =========

Net sales:
 Fresh Meats                 $3,517,464 $3,144,187  $6,853,178 $6,004,566
 Foodbrands America             793,687    567,238   1,481,287  1,003,442
 Intersegment elimination      (145,621)   (95,313)   (286,898)  (180,722)
                              ---------  ---------   ---------  ---------
                             $4,165,530 $3,616,112  $8,047,567 $6,827,286
                              =========  =========   =========  =========

EARNINGS FROM OPERATIONS
 Fresh Meats                 $   97,307 $   91,407  $  200,642 $  176,398
 Foodbrands America              18,646     36,175      (7,359)    56,849
                              ---------  ---------   ---------  ---------
 Total earnings from
  operations                    115,953    127,582     193,283    233,247

 Net interest expense           (21,635)   (17,423)    (42,950)   (31,167)
                              ---------  ---------   ---------  ---------
 Pre-tax earnings            $   94,318 $  110,159  $  150,333 $  202,080
                              =========  =========   =========  =========

NET SALES BY LOCATION
 OF CUSTOMERS
---------------------
 United States               $3,547,439 $3,092,949  $6,829,992 $5,823,161
 Japan                          243,939    207,711     488,113    409,146
 Canada                         155,174    140,159     285,945    248,362
 Korea                           68,374     47,228     144,183     89,809
 Mexico                          59,490     42,937     113,569     83,667
 Other foreign countries         91,114     85,128     185,765    173,141
                              ---------  ---------   ---------  ---------
                             $4,165,530 $3,616,112  $8,047,567 $6,827,286
                              =========  =========   =========  =========



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

   ACQUISITION
   -----------

        On February 7, 2000, the company acquired Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which was accounted for as a pooling of interests, IBP issued 14.4 million common shares for all of the outstanding stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. At the acquisition date, all of the debt obligations were refinanced (see Note G) and the preferred stock was redeemed. The companies incurred $31 million of nonrecurring merger-related expenses, related primarily to an increase in the valuation of CBFA's restricted redeemable stock and to transaction-related fees.


   RESULTS OF OPERATIONS
   ---------------------

        Fresh Meats' operating earnings decreased to 2.9% of net sales in the second quarter 2000 versus 3.5% in the second quarter 1999, before a nonrecurring 1999 pre-tax charge for cow facility asset write-downs of $17 million. Through six months, operating earnings as a percentage of net sales in 2000 measured 3.1% versus 3.3% in 1999, before nonrecurring charges. Beef operations performed well on strong demand and higher capacity utilization. However, pork division performance was hampered by higher live hog costs and lower capacity utilization.

        In the Foodbrands America segment, second quarter 2000 operating earnings decreased to 2.3% of net sales compared to 6.4% in the second quarter 1999. Year-to-date 2000 operating earnings, before nonrecurring and unusual items, measured 2.4% of net sales versus 5.7% in 1999. The lower 2000 results reflected margin pressure from increased raw material costs, especially fresh pork. Additionally, the IBP Foods, Inc. operation, consisting of former Thorn Apple Valley, Inc. facilities purchased in the third quarter 1999, lost $7 million in the second quarter and $18 million in the first six months of 2000.

        Foodbrands America's year-to-date 2000 operating earnings were reduced by two unusual items. The most significant item was $31 million in pre-tax, nonrecurring CBFA merger-related expense described above. The second unusual item was an $11 million pre-tax bad debt provision increase due to a significant customer's bankruptcy. Excluding the unusual items and the IBP Foods, Inc. loss, the Foodbrands America segment earned $53 million from operations through June 2000 compared to $57 million in the first half of 1999.

        The latest estimates by livestock industry analysts predict that beef production in 2000 will be slightly higher than 1999 levels and higher than earlier expected. Thus, it appears that live cattle supplies will be abundant for most of this year. Meanwhile, pork production in 2000 is forecasted to be down 2% to 3% from the record production in 1999.


     COMPARATIVE SEGMENT RESULTS
     ---------------------------
     (in thousands)

                            13 Weeks Ended       26 Weeks Ended
                         --------------------   -------------------
                         June 24,    June 26,   June 24,   June 26,
                           2000        1999       2000       1999
                         --------    --------   --------   --------
    Net sales:
     Fresh Meats        $3,371,843 $3,048,874  $6,566,280 $5,823,844
     Foodbrands America    793,687    567,238   1,481,287  1,003,442
                         ---------  ---------   ---------  ---------
                        $4,165,530 $3,616,112  $8,047,567 $6,827,286
                         =========  =========   =========  =========

    Earnings from operations:
     Before nonrecurring
      and unusual items:
      Fresh Meats       $   97,307 $  108,102  $  201,325 $  193,093
      Foodbrands America    18,646     36,175      34,475     56,849
                         ---------  ---------   ---------  ---------
                        $  115,953 $  144,277  $  235,800 $  249,942
                         =========  =========   =========  =========
     After nonrecurring
      and unusual items:
      Fresh Meats       $   97,307 $   91,407  $  200,642 $  176,398
      Foodbrands America    18,646     36,175      (7,359)    56,849
                         ---------  ---------   ---------  ---------
                        $  115,953 $  127,582  $  193,283 $  233,247
                         =========  =========   =========  =========

       SALES

        Fresh Meats' net sales increased 11% and 13% in the 13-week and 26-week periods ended June 2000 from the comparable prior year periods. The increases were due primarily to higher average selling prices of beef and pork offset by a slight decrease in total pounds of beef and pork products sold. The higher selling prices were reflective of continued strong demand for red meat in the United States and international markets, and to lower available supplies of fresh pork.

        Foodbrands America's net sales for the second quarter of 2000 increased 40% over the second quarter of 1999, primarily due to acquisitions in 1999 subsequent to the second quarter. The 1999 additions (IBP Foods and Wilton Foods in the third quarter and Wright Brand Foods, Inc. (by CBFA) in the fourth quarter) increased net sales by approximately $141 million, or 25%, for the quarter. Excluding the effect of acquisitions, net sales for existing operations increased approximately 15% due to higher sales volume and increased prices driven by higher raw material costs.

        Foodbrands America's year to date net sales for 2000 increased 48% over 1999. The 1999 additions (Russer Foods and H&M Foods in the second quarter, IBP Foods and Wilton Foods in the third quarter and Wright Brand Foods, Inc. (by CBFA) in the fourth quarter) increased year-to-date net sales by approximately $335 million, or 33%. Excluding the effect of acquisitions, year to date net sales for existing operations increased approximately 14% due to higher sales volume and increased prices driven by higher raw material costs.

        Net export sales increased 20% in the second quarter 2000 from the year earlier and 22% for the six months ended June
   2000 versus a year ago. While the volume of pounds sold increased 3% from the prior year in both the quarterly and six-month comparison periods, improved pricing and product mix factors contributed most to the sales increases. As the Far East economies have stabilized, the product mix sold to the region has shifted more toward higher-end products. Net sales into Asia, which accounted for 75% of total exports, increased 27% on a year-to-date basis from the prior year. Sales into Mexico also improved 36% year-to-date through June on a volume increase of 26%. Net export sales accounted for 12% of total net sales in the first six months of 2000 and in 1999.

        COST OF PRODUCTS SOLD

        In the Fresh Meats segment, the cost of products sold in the second quarter and six months ended June 2000 increased 11% and 13% from the comparable 1999 periods. Higher average live cattle and hog prices were the principal reasons for the higher 2000 costs. Plant costs in 2000 were relatively flat in comparison to 1999 as higher labor costs were mostly offset by cessation of cow processing in 2000.

        Foodbrands America's second quarter 2000 cost of products sold increased 45% from the second quarter 1999, of which 27% is the result of acquisitions mentioned previously. Year-to-date cost of products sold in 2000 increased 55% over 1999, of which 38% is the result of acquisitions. Excluding the effect of acquisitions, higher costs resulted from increased sales volume coupled with higher raw material costs.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Fresh Meats' second quarter and year-to-date 2000 expense increased 10% and 11% over the comparable 1999 periods. Higher personnel-related expenses, computer-related expense and international selling expense were major factors in the increases.

        In the Foodbrands America segment, second quarter 2000 expense increased 55% over the second quarter 1999, while year-to-date expenses in 2000 increased 74% over year-to-date expenses in 1999. Excluding the effect of acquisitions, second quarter 2000 expense increased 33% and year-to-date
   2000 expense increased 47% over the respective 1999 comparable periods. Higher bad debt expense ($11.2 million in the first quarter) related to a customer bankruptcy, higher volume-related selling expenses and increased personnel-related expenses were the principal reasons for the increases.

        INTEREST EXPENSE

        The  38% increase in net interest expense in 2000  versus
   the  six  months ended June 1999 was due primarily  to  a  33%
   increase in average borrowings in 2000.


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

        Total  outstanding borrowings averaged $1,456 million  in
   the first six months of 2000 compared to $1,092 million in the comparable 1999 period. The higher 2000 average outstanding borrowings versus 1999 reflected almost $400 million of cash spent on acquisitions in the last three quarters of 1999, and increased capital expenditures. Borrowings outstanding under committed and uncommitted credit facilities at June 24, 2000 totaled $782 million compared to $623 million (excluding CBFA) at December 25, 1999, and available unused credit capacity under committed facilities at June 24, 2000 was $255 million.

        On January 31, 2000, the company issued $300 million of 7.95% 10-year notes under its $550 million Debt Securities program originally registered with the Securities and
   Exchange Commission ("SEC") in 1996. This Debt Securities program was subsequently amended and filed with the SEC on January 27, 2000. The net proceeds, issued at a slight discount to par, were used to reduce IBP's revolving credit facilities, $175 million of which had been classified as non-current at December 25, 1999. Interest on the 7.95% notes is payable semiannually.

        In January 2000, the company put in place $300 million of additional revolving credit capacity via a 364-day facility with two major financial institutions. Credit terms were similar to those in existing credit facilities. Meanwhile, IBP's $100 million Promissory Note expired in February 2000 and was replaced by a $100 million short-term facility maturing in December 2000, giving the company $900 million in borrowing capacity under committed facilities.

        On February 7, 2000, the company completed its merger with CBFA and, at the same time, refinanced all of CBFA's various existing debt obligations, using available IBP credit facilities that were at more favorable terms.

        Year-to-date capital expenditures through June 24, 2000 totaled $182 million compared to $104 million in the first six months of 1999. Major projects included acquisitions of forward warehousing and case-ready facilities, renovations of the Norfolk, Nebraska, beef processing plant, and various plant and distribution facility expansions. Approximately 75% of the 2000 spending was for revenue enhancement or cost-saving projects, while the remainder went toward upgrades and replacements of existing equipment and facilities.




                   PART II.  OTHER INFORMATION


Item 5.  Other Information
--------------------------

   In connection with its Medium-Term Notes program, the company hereby reports the following computations:

                                             26 Weeks Ended
                                         ---------------------
                                         June 24,     June 26,
                                          2000          1999
                                         --------     --------
        Earnings before income taxes
         and extraordinary item          $150,333     $202,080
        Total fixed charges                57,437       42,282
        Capitalized interest               (3,101)      (4,645)
                                          -------      -------
        Earnings before fixed charges,
         income taxes and extraordinary
         item                            $204,669     $239,717
                                          =======      =======

        Ratio of earnings to fixed charges    3.6          5.7
                                              ===          ===



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (b)   Reports on Form 8-K
         -------------------

        No reports on Form 8-K were filed by the company during the quarter ended June 24, 2000.









                           SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                IBP, inc.
                                       ---------------------------
                                              (Registrant)


     August 7, 2000                    /s/  Robert L. Peterson
-------------------------              ---------------------------
       (date)                          Robert L. Peterson
                                       Chairman of the Board and
                                        Chief Executive Officer


                                      /s/  Larry Shipley
                                      ----------------------------
                                      Larry Shipley
                                      Chief Financial Officer


                                      /s/  Craig J. Hart
                                      ----------------------------
                                      Craig J. Hart
                                      Vice President
                                       and Controller