Form 10-Q
period 2000-09-23
IBP INC
filed 2000-11-07
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q


                  ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the 39 weeks ended September 23, 2000

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

                            YES [X]    NO [ ]


    As  of  November  1,  2000,  the registrant  had  outstanding
105,610,334 shares of its common stock ($.05 par value).








                 PART I.  FINANCIAL INFORMATION
                   IBP, inc. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                               September 23, December 25,
                                                   2000         1999
                                               ------------- ------------
ASSETS
------
  CURRENT ASSETS:
    Cash and cash equivalents                  $   35,193     $   33,294
     Accounts  receivable, less allowance for
       doubtful accounts of $23,079 and $17,797   795,422        853,234
    Inventories                                   721,451        619,977
    Deferred income tax benefits and
      prepaid expenses                             95,007         81,958
                                                ---------      ---------
        TOTAL CURRENT ASSETS                    1,647,073      1,588,463

  Property, plant and equipment
    less accumulated depreciation
    of $1,055,140 and $960,391                  1,551,062      1,362,765
  Goodwill, net of accumulated
    amortization of $212,771 and $189,395       1,046,571      1,054,839
  Other assets                                    150,541        145,225
                                                ---------      ---------
                                               $4,395,247     $4,151,292
                                                =========      =========
LIABILITIES, REDEEMABLE STOCK, AND
  STOCKHOLDERS' EQUITY
----------------------------------
  CURRENT LIABILITIES:
    Notes payable to banks                        746,348        542,060
    Accounts payable                              416,574        422,942
    Deferred income taxes and other
      current liabilities                         449,665        452,704
    Current portion of long-term debt              54,271         13,125
                                                ---------      ---------
        TOTAL CURRENT LIABILITIES               1,666,858      1,430,831

  Long-term debt and capital lease
    obligations                                   663,181        789,861
  Deferred income taxes and other
    liabilities                                   176,822        168,934
                                                ---------      ---------
        TOTAL LIABILITIES                       2,506,861      2,389,626

  REDEEMABLE STOCK                                   -            44,564
                                                ---------      ---------

  STOCKHOLDERS' EQUITY:
    Common stock at par value                       5,434          4,964
    Additional paid-in capital                    442,640        404,463
    Retained earnings                           1,521,694      1,375,590
    Accumulated other comprehensive income        (10,267)        (8,600)
    Treasury stock                                (71,115)       (59,315)
                                                ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY                1,888,386      1,717,102
                                                ---------      ---------
                                               $4,395,247     $4,151,292
                                                =========      =========

See   accompanying  notes  to  condensed  consolidated  financial statements.

                   IBP, inc. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (In thousands, except per share data)

                                   13 Weeks Ended         39 Weeks Ended
                              ----------------------- -------------------------
                               Sept. 23,   Sept. 25,   Sept. 23,    Sept. 25,
                                  2000        1999        2000         1999
                              ----------- ----------- -----------  ------------
Net sales                      $4,154,262  $3,798,687  $12,201,829  $10,625,973
Cost of products sold           3,864,848   3,508,658   11,414,435    9,900,789
                                ---------   ---------   ----------   ----------
Gross profit                      289,414     290,029      787,394      725,184
Selling, general and
 administrative expense           141,760     116,088      415,158      317,996
Nonrecurring merger-related
 expense                             -           -          31,299         -
                                ---------   ---------   ----------   ----------
EARNINGS FROM OPERATIONS          147,654     173,941      340,937      407,188

Interest expense, net              21,121      17,543       64,071       48,710
                                ---------   ---------   ----------   ----------
Earnings before income
 taxes and extraordinary item     126,533     156,398      276,866      358,478

Income tax expense                 48,100      46,003      105,200      123,708
                                ---------   ---------   ----------   ----------
Earnings before extraordinary
 item                              78,433     110,395      171,666      234,770

Extraordinary loss on early
 extinguishment of debt, less
  applicable taxes                   -           -         (15,037)        -
                                ---------   ---------   ----------   ----------
NET EARNINGS                   $   78,433  $  110,395  $   156,629  $   234,770
                                =========   =========   ==========   ==========

Earnings per common share:
 Earnings before extraordinary
  item                              $ .74       $1.14        $1.60        $2.41
 Extraordinary item                   -           -           (.14)         -
                                     ----        ----         ----         ----
 Net earnings                       $ .74       $1.14        $1.46        $2.41
                                     ====        ====         ====         ====
Earnings per common share -
 assuming dilution:
 Earnings before extraordinary
  item                              $ .73       $1.03        $1.58        $2.19
 Extraordinary item                   -           -           (.14)         -
                                     ----        ----         ----         ----
 Net earnings                       $ .73       $1.03        $1.44        $2.19
                                     ====        ====         ====         ====

Dividends per share                 $.025       $.025        $.075        $.075
                                     ====        ====         ====         ====
Weighted average common shares
 Outstanding                      105,575      96,573      105,877       96,573
                                  =======     =======      =======      =======
Diluted EPS denominator           106,785     106,729      107,162      106,509
                                  =======     =======      =======      =======
Preferred stock dividends
 and accretion                   $   -       $    462     $  2,566     $  1,569
                                  =======     =======      =======      =======

See  accompanying  notes  to  condensed  consolidated  financial statements.

                   IBP, inc. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED
                    STATEMENTS OF CASH FLOWS
                         (In thousands)
                                                   39 Weeks Ended
                                              --------------------------
                                               Sept. 23,      Sept. 25,
                                                  2000           1999
                                              -----------    -----------
                                                   Inflows (outflows)

NET CASH FLOWS PROVIDED BY OPERATING
 ACTIVITIES                                    $  215,293     $   59,766
                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                            (301,001)      (152,470)
 Purchases of marketable securities               (25,000)       (19,400)
 Proceeds from disposals of marketable
  securities                                       25,000         20,800
 Acquisitions, net of cash acquired               (15,934)      (394,599)
 Other investing activities, net                    2,247          6,895
                                                ---------      ---------
 Net cash flows used by
  investing activities                           (314,688)      (538,774)
                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term
  obligations                                    (484,912)        (9,860)
 Increase in short-term debt                      298,388        456,441
 Proceeds from issuance of long-term debt         300,063          3,020
 Net change in checks in process of
  clearance                                        36,807         39,725
 Redemption of preferred stock                    (28,512)          -
 Purchases of treasury stock                      (14,281)        (3,099)
 Other financing activities, net                   (6,270)        (7,983)
                                                ---------      ---------
  Net cash flows provided by
   financing activities                           101,283        478,244
                                                ---------      ---------
Effect of exchange rate on cash
 and cash equivalents                                  11           (217)
                                                ---------      ---------
Net change in cash and cash equivalents             1,899           (981)
Cash and cash equivalents at beginning
 of period                                         33,294         29,295
                                                ---------      ---------
Cash and cash equivalents at end of
 period                                        $   35,193     $   28,314
                                                =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest, net of amounts capitalized         $   67,646     $   48,998
  Income taxes, net of refunds received           115,536        126,813

 Depreciation and amortization expense            106,766         89,975
 Amortization of intangible assets                 26,478         22,856

See   accompanying  notes  to  condensed  consolidated  financial statements.

                   IBP, inc. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Columnar amounts in thousands, except per share amounts

   A.  GENERAL

       The condensed consolidated balance sheet of IBP, inc. and subsidiaries ("IBP" or "the company") at December 25, 1999 has been taken from audited financial statements at that date and condensed. All other condensed consolidated financial statements contained herein have been prepared by IBP and are unaudited. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K for the year ended December 25, 1999, as well as the consolidated financial statements included in IBP's 8-K filed on November 7, 2000, restated to give retroactive effect to the merger with Corporate Brand Foods America, Inc.

       On February 7, 2000, the company completed a merger with Corporate Brand Foods America, Inc. ("CBFA") (see Note G). The merger has been accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of CBFA.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of IBP at September 23, 2000 and the results of its operations and its cash flows for the periods presented herein.

       Certain  reclassifications  have  been  made  to   prior
   financial   statements  to  conform  to   the   current   year
   presentation.

   B.  MERGER AGREEMENT

       On October 1, 2000, DLJ Merchant Banking Partners III, L.P., ("DLJMBP"), a private equity fund affiliated with Donaldson, Lufkin & Jenrette, Inc., reached an agreement with the IBP, inc. ("IBP") Board of Directors to acquire the stock of IBP. The agreement is subject to shareholder and regulatory approvals. If approved, IBP will be merged with Rawhide Acquisition Corporation ("Merger"), and each share of IBP common stock outstanding immediately prior to the Merger will be converted into a right to receive $22.25 in cash. After completion of the Merger, DLJMBP and affiliated funds will be the majority owner of IBP. Other investors will include Archer Daniels Midland Company, Inc. and certain IBP management employees, among others. The company filed a Current Report on Form 8-K on October 2, 2000 with respect to this proposed merger.

   C.  OTHER

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

   D.  INVENTORIES

       Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                                     September 23, December 25,
                                         2000          1999
                                     ------------- ------------
          Product inventories:
           Raw materials               $ 75,548      $ 57,385
           Work in process               96,016        84,505
           Finished goods               307,810       243,495
                                        -------       -------
                                        479,374       385,385
          Livestock                     147,321       137,300
          Supplies                       94,756        97,292
                                        -------       -------
                                       $721,451      $619,977
                                        =======       =======

   E.  EARNINGS PER SHARE
                                                 13 Weeks Ended
                                              ----------------------
                                              Sept.23,   Sept. 25,
                                                2000       1999
                                              --------   ---------
     Numerator:
      Net earnings                            $ 78,433    $110,395
      Preferred stock dividends and accretion      -          (462)
                                               -------     -------
      Earnings available for common shares    $ 78,433    $109,933
                                               =======     =======

     Denominator:
      Weighted average common shares
       outstanding                             105,575      96,573
      Dilutive effect of employee stock plans    1,210      10,156
                                               -------     -------
      Diluted average common shares
       outstanding                             106,785     106,729
                                               =======     =======

      Basic earnings per common share            $ .74       $1.14
                                                  ====        ====
      Diluted earnings per common share          $ .73       $1.03
                                                  ====        ====


                                                 39 Weeks Ended
                                              Sept. 23,  Sept. 25,
                                                2000       1999
                                              --------   ---------
     Numerator:
      Earnings before extraordinary item      $171,666    $234,770
      Preferred stock dividends and accretion   (2,566)     (1,569)
                                               -------     -------
      Earnings available for common shares    $169,100    $233,201
                                               =======     =======

     Denominator:
      Weighted average common shares
       outstanding                             105,877      96,573
      Dilutive effect of employee stock plans    1,285       9,936
                                               -------     -------
      Diluted average common shares
       outstanding                             107,162     106,509
                                               =======     =======

      Basic earnings before extraordinary
       item per common share                     $1.60       $2.41
                                                  ====        ====
      Diluted earnings before extraordinary
       item per common share                     $1.58       $2.19
                                                  ====        ====

     The summary below lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options had varying expiration dates.

                                             2000          1999
                                           --------      --------
         Stock options excluded from
          diluted EPS computation            3,291          937
         Average option price per share     $21.03       $25.55

     F. COMPREHENSIVE INCOME

        Comprehensive income consists of net earnings and foreign currency translation adjustments. Management considers its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. Comprehensive income for the 39 weeks ended September 23, 2000 and September 25, 1999 was as follows:

                                              39 Weeks Ended
                                         -------------------------
                                          Sept. 23,     Sept. 25,
                                             2000          1999
                                         -----------   -----------

         NET EARNINGS                     $156,629      $234,770
         Other comprehensive income:
          Foreign currency translation
           adjustments                      (1,667)        5,927
                                           -------       -------
         COMPREHENSIVE INCOME             $154,962      $240,697
                                           =======       =======

   G.  ACQUISITION

       On February 7, 2000, the company acquired the outstanding common stock of Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which was accounted for as a pooling of interests, IBP issued approximately 14.4 million common shares for all of the outstanding common stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. At the acquisition date, all of the debt obligations were refinanced (see Note H) and the preferred stock was redeemed. The companies incurred $31 million of nonrecurring merger-related expenses, related primarily to a $21 million non-cash increase in the valuation of CBFA's restricted redeemable stock, and transaction-related fees.

       The  company, by virtue of its acquisition  of  CBFA,
   has a restricted stock plan. During the third quarter 2000, the participants of this plan voluntarily relinquished their rights to put the stock back to the company. Prior to the relinquishments, the plan was accounted for as a "variable plan" in accordance with APB Opinion #25 and classified as redeemable stock in the accompanying consolidated balance sheet. Following the relinquishments, the plan became a "fixed plan" and the redeemable stock was reclassified to equity and deferred compensation liability in the accompanying balance sheet.


       Prior to the merger, CBFA's fiscal year ended on the Sunday closest to the last day of February. The following information presents certain statement of earnings data for the separate companies corresponding to IBP's fiscal quarter and nine months ended September 25, 1999:

                                   13 Weeks Ended   39 Weeks Ended
                                    September 25,    September 25,
                                        1999             1999
                                  ---------------- ----------------
         Net sales:
          IBP, as previously
           reported                  $3,648,390       $10,224,509
          Intercompany sales to CBFA    (16,076)          (44,953)
                                      ---------        ----------
          Net IBP sales               3,632,314        10,179,556
          CBFA                          166,373           446,417
                                      ---------        ----------
                                     $3,798,687       $10,625,973
                                      =========        ==========

         Net earnings:
          IBP                        $  108,606       $   231,747
          CBFA                            1,789             3,023
                                      ---------        ----------
                                     $  110,395       $   234,770
                                      =========        ==========


   H.  LONG-TERM OBLIGATIONS:

       Long-term obligations are summarized as follows:

                                         September 23,   December 25,
                                            2000            1999
                                         -------------   ------------

  7.95% Senior Notes due 2010             $300,000        $   -
  7.45% Senior Notes due 2007              125,000         125,000
  6.125% Senior Notes due 2006             100,000         100,000
  7.125% Senior Notes due 2026             100,000         100,000
  6.0% Securities due 2001                  50,000          50,000
  CBFA long-term obligations                  -            171,589
  Revolving credit facilities                 -            218,327
  Present value of minimum
   Capital lease obligations                21,838          26,878
  Other                                     20,614          11,192
                                           -------         -------
                                           717,452         802,986
  Less amounts due within one year          54,271          13,125
                                           -------         -------
                                          $663,181        $789,861
                                           =======         =======

        On January 31, 2000, the company issued $300 million of 7.95% 10-year notes under its $550 million Debt Securities program originally registered with the Securities and
   Exchange Commission ("SEC") in 1996. This Debt Securities program was subsequently amended and filed with the SEC on January 27, 2000. The net proceeds, issued at a slight discount to par, were used to reduce outstanding borrowings under IBP's revolving credit facilities, $175 million of which had been classified as non-current at December 25, 1999. Interest is payable semiannually.

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

   I.   CONTINGENCIES:

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

        In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The District Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class, on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000.
   Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.

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

        On May 19, 2000, IBP signed a Partial Consent Decree with the EPA that makes environmental improvements that were already underway at IBP's Dakota City, Nebraska facility federally enforceable. Although this Partial Consent Decree does not purport to resolve all of the allegations in the Complaint, if EPA were to prevail in court on certain of its factual allegations, these improvements may satisfy part of the injunctive relief sought by EPA under the Complaint. EPA has acknowledged that final injunctive relief under CAA claims may incorporate some or all of the work agreed to under the Partial Consent Decree.

        In February 2000, several lawsuits were filed against IBP by certain shareholders in the United States District Court for the District of Nebraska seeking to certify a class of all persons who purchased IBP stock between March 25, 1999 to January 12, 2000. The complaints, seeking unspecified damages, allege that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about the company's compliance with environmental laws in order to inflate the company's stock price. The lawsuits have been consolidated and the Court has appointed three lead plaintiffs and has appointed lead and liaison counsel. An amended consolidated complaint with respect to all the actions was filed, and the company is preparing its response. Management believes it has accurately reported the company's compliance with environmental laws, and the company intends to vigorously contest these claims.

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

        In October 2000, fourteen lawsuits were filed against IBP by certain shareholders in Delaware, seeking to certify a class of all IBP shareholders. The complaints seek unspecified damages and seek to enjoin the company's proposed acquisition of IBP's stock by DLJMBP.

   J.   BUSINESS SEGMENTS

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

                             13 Weeks Ended         39 Weeks Ended
                        ----------------------  -----------------------
                         Sept. 23,   Sept. 25,   Sept. 23,   Sept. 25,
                           2000        1999         2000       1999
                        ----------- ----------- ----------- -----------
NET SALES
---------
Sales to unaffiliated
 customers:
 Fresh Meats            $3,337,906  $3,139,855  $ 9,904,186 $ 8,963,699
 Foodbrands America        816,356     658,832    2,297,643   1,662,274
                         ---------   ---------   ----------  ----------
                        $4,154,262  $3,798,687  $12,201,829 $10,625,973
                         =========   =========   ==========  ==========
Intersegment sales:
 Fresh Meats            $  150,588  $   70,504  $   437,486 $   251,226
 Intersegment elimination (150,588)    (70,504)    (437,486)   (251,226)
                         ---------   ---------   ----------  ----------
                              -           -            -           -
                         =========   =========   ==========  ==========

Net sales:
 Fresh Meats            $3,488,494  $3,210,359  $10,341,672 $ 9,214,925
 Foodbrands America        816,356     658,832    2,297,643   1,662,274
 Intersegment elimination (150,588)    (70,504)    (437,486)   (251,226)
                         ---------   ---------   ----------  ----------
                        $4,154,262  $3,798,687  $12,201,829 $10,625,973
                         =========   =========   ==========  ==========

EARNINGS FROM OPERATIONS
------------------------
 Fresh Meats            $  132,492  $  143,668   $  333,134 $   320,066
 Foodbrands America         15,162      30,273        7,803      87,122
                         ---------   ---------   ----------  ----------
 Total earnings from
  operations               147,654     173,941      340,937     407,188

 Net interest expense      (21,121)    (17,543)     (64,071)    (48,710)
                         ---------   ---------   ----------  ----------
 Pre-tax earnings       $  126,533  $  156,398  $   276,866 $   358,478
                         =========   =========   ==========  ==========


NET SALES BY LOCATION
 OF CUSTOMERS
---------------------
 United States          $3,528,448  $3,239,739  $10,358,440 $ 9,062,900
 Japan                     249,042     209,635      737,155     618,781
 Canada                    137,021     132,272      422,966     380,634
 Korea                      78,335      63,109      222,518     152,918
 Mexico                     64,194      52,698      177,763     136,365
 Other foreign countries    97,222     101,234      282,987     274,375
                         ---------   ---------   ----------  ----------
                        $4,154,262  $3,798,687  $12,201,829 $10,625,973
                         =========   =========   ==========  ==========


K.   INCOME TAXES

     During the third quarter 1999, the company reached a settlement with the Internal Revenue Service ("IRS") on all audit issues related to tax years 1989 through 1991. As a result of that settlement, the company reduced income taxes payable and income tax expense by $14 million, or $0.15 per diluted share.

     During the third quarter 2000, the company   filed  amended   tax
 returns for the years 1992 through 1997, claiming additional deductions plus interest. The IRS has challenged and continues to challenge certain tax credits claimed by the company on tax returns filed for fiscal years 1992 to date, aggregating approximately $100 million. While the company believes it has a basis for claiming such credits, no benefit has been reflected for financial reporting purposes given the uncertainty of ultimate sustainability. The outcome of this matter remains uncertain.


 L.  SUBSEQUENT EVENT

     In late October 2000, management discovered inaccuracies in a Foodbrands subsidiary's financial statements, resulting in a $9 million reduction in pre-tax earnings and inventories. The third quarter 2000 financial statements included herein include this reduction from amounts previously reported in IBP's earnings press release on October 16, 2000.


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

 SUBSEQUENT EVENT
 ----------------

     In late October 2000, management discovered inaccuracies in a Foodbrands subsidiary's financial statements, resulting in a $9 million reduction in pre-tax earnings and inventories. The segment information and analysis included herein include this reduction from amounts previously reported in IBP's earnings press release on October 16, 2000.

 MERGER AGREEMENT
 ----------------

     On October 1, 2000, DLJ Merchant Banking Partners III, L.P., ("DLJMBP"), a private equity fund affiliated with Donaldson, Lufkin & Jenrette, Inc., reached an agreement with the IBP, inc. ("IBP") Board of Directors to acquire the stock of IBP. The agreement is subject to shareholder and regulatory approvals. If approved, IBP will be merged with Rawhide Acquisition Corpora-tion ("Merger"), and each share of IBP common stock outstanding immediately prior to the Merger will be converted into a right to receive $22.25 in cash. After completion of the Merger, DLJMBP and affiliated funds will be the majori-ty owner of IBP. Other investors will include Archer Daniels Midland Company, Inc. and certain IBP management employees, among others. The company filed a Current Report on Form 8-K on October 2, 2000 with respect to this proposed merger.

 ACQUISITION
 -----------

     On February 7, 2000, the company acquired Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which was accounted for as a pooling of interests, IBP issued 14.4 million common shares for all of the outstanding stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. At the acquisition date, all of the debt obligations were refinanced (see Note G) and the preferred stock was redeemed. The companies incurred $31 million of nonrecur-ring merger-related expenses, related primarily to a non-cash increase in the valuation of CBFA's restricted redeemable stock and to transaction-related fees.


 RECENT ACCOUNTING DEVELOPMENTS
 ------------------------------
     In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosures of revenue in the financial statements effective for all transactions on or after January 1, 2000. The company does not believe that the adoption of SAB 101 in the fourth quarter 2000 will have a material affect on the Company's financial results.

 RESULTS OF OPERATIONS
 ---------------------
     Fresh Meats' operating earnings decreased to 4.0% of net sales in the third quarter 2000 versus 4.6% in the third quarter 1999. Through nine months, operating earnings as a percentage of net sales in 2000 measured 3.4% versus 3.8% in 1999, before a $17 million nonrecurring pre-tax charge in 1999 for cow facility asset write-downs. Beef operations performed well on strong demand and higher capacity utilization. However, pork division performance was hampered by higher live hog costs and lower capacity utilization.

     In the Foodbrands America segment, third quarter 2000 operating earnings decreased to 1.9% of net sales compared to 4.6% in the third quarter 1999. Year-to-date 2000 operating earnings, before nonrecurring and unusual items, measured 2.2% of net sales versus 5.2% in 1999. The lower 2000 results reflected margin pressure from increased raw material costs, especially fresh pork. Additionally, the IBP Foods, Inc. operation, consisting of former Thorn Apple Valley, Inc. facilities purchased in the third quarter 1999, lost $4 million in the third quarter and $22 million in the first nine months of 2000.

     Foodbrands America's year-to-date 2000 operating earnings were reduced by
 two unusual items.   The most significant item was $31 million in pre-tax,
 nonrecurring CBFA merger-related expense described above. The second unusual item was an $11 million pre-tax bad debt provision increase due to a signifi-cant customer's bankruptcy. Excluding the unusual items and the IBP Foods, Inc. losses, the Foodbrands America segment earned $72 million from operations through September 2000 compared to $90 million in the first three quarters of 1999.

     The latest estimates by livestock industry analysts predict that beef production in 2000 will be slightly higher than in 1999 and will remain strong into the first half of 2001. However, analysts believe beef production for the full year 2001 will be down in the three-to-five percentage point range from 2000. Meanwhile, analysts anticipate pork production in 2000 to be down 1% to 2% from the record production in 1999 and up approximately 2.5% in 2001.

     COMPARATIVE SEGMENT RESULTS
     ---------------------------
       (in thousands)

                             13 Weeks Ended         39 Weeks Ended
                         ---------------------- ----------------------
                          Sept. 23,  Sept. 25,   Sept. 23,  Sept. 25,
                            2000       1999        2000       1999
                          ---------  ---------   ---------  ---------
Net sales:
 Fresh Meats             $3,337,906 $3,139,855 $ 9,904,186 $ 8,963,699
 Foodbrands America         816,356    658,832   2,297,643   1,662,274
                          ---------  ---------  ----------  ----------
                         $4,154,262 $3,798,687 $12,201,829 $10,625,973
                          =========  =========  ==========  ==========

Earnings from operations:
 Before nonrecurring
  and unusual items:
  Fresh Meats            $  132,492 $  143,668 $   333,817 $   336,761
  Foodbrands America         15,162     30,273      49,637      87,122
                          ---------  ---------  ----------  ----------
                        $  147,654  $  173,941 $   383,454 $   423,883
                          =========  =========  ==========  ==========


 After nonrecurring
  and unusual items:
  Fresh Meats           $  132,492  $  143,668 $   333,134 $   320,066
  Foodbrands America        15,162      30,273       7,803      87,122
                          ---------  ---------  ----------  ----------
                        $  147,654  $  173,941 $   340,937 $   407,188
                          =========  =========  ==========  ==========


      SALES

      Fresh Meats' net sales increased 6% and 10% in the 13-week and 39-week periods ended September 2000 from the comparable prior year periods. The increases were due primarily to higher average selling prices of beef and pork offset somewhat by decreases in total pounds of beef and pork products sold. The higher selling prices reflected continued strong demand for red meat in the United States and international markets, and to tightened available supplies of fresh pork.

      Foodbrands America's net sales for the third quarter of 2000 increased 24% over the third quarter of 1999, primarily due to acquisitions in the second half of 1999. These second half 1999 additions (IBP Foods, Inc. and Wilton Foods, Inc. during the third quarter and Wright Brand Foods, Inc. (by CBFA) in the fourth quarter) increased net sales by approximately $100 million, or 15%, for the quarter. Excluding the effect of acquisitions, net sales for existing operations increased approximately 9%, of which 7% is due to increased prices driven by higher raw material costs and 2% is due to higher sales volume.

      Foodbrands America's year-to-date net sales for 2000 increased 38% over 1999. The 1999 additions (Russer Foods and H&M Foods in the second quarter, IBP Foods and Wilton Foods in the third quarter and Wright Brand Foods, Inc. in the fourth quarter) increased year-to-date net sales by approximately $435 million, or 26%. Excluding the effect of acquisitions, year-to-date net sales for existing operations increased approximately 12%, of which 8% is due to increased prices driven by higher raw material costs and 4% is due to volume.

      Net export sales increased 15% in the third quarter 2000 from the year earlier and 19% for the nine months ended September 2000 versus a year ago. While the volume of pounds sold increased 10% in the third quarter and 5% on a year-to-date basis from the prior year, improved pricing and product mix factors contributed most to the sales increases. As the Far East economies have improved, the product mix sold to the region has shifted to higher-value products. Net sales into Asia, which accounted for 75% of total export dollars, increased 23% on a year-to-date basis from the prior year. Sales into Mexico also improved 30% year-to-date through September on a volume increase of 23%. Net export sales accounted for 12% of total net sales in the first nine months of 2000 and 1999.

      COST OF PRODUCTS SOLD

      In the Fresh Meats segment, the cost of products sold in the third quarter and nine months ended September 2000 increased 7% and 11% from the comparable 1999 periods. Higher average live cattle and hog prices were the principal reasons for the higher 2000 costs. Plant costs increased 5% and 4% in the 2000 quarterly and year-to-date comparison periods as higher labor costs and increased case-ready production were mostly offset by cessation of cow processing in 2000.

      Foodbrands America's third quarter 2000 cost of products sold increased 27% from the third quarter 1999, of which 16% is the result of acquisitions mentioned above. Year-to-date cost of products sold in 2000 increased 44% over 1999, 29% of which is the result of acquisitions. Excluding the effect of acquisitions, cost of products sold for the third quarter increased 11%, 9% of which is due to higher raw material costs and 2% resulted from increased sales volume. Year-to-date cost of products sold before acquisitions increased 14% over 1999, 10% of which is due to higher raw material costs and 4% resulted from increased sales volume.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Fresh Meats' third quarter and year-to-date 2000 expenses increased 8% and 10% over the comparable 1999 periods. Higher personnel-related expenses, computer-related expense and international selling expense were major factors in the increases.

      In the Foodbrands America segment, third quarter 2000 expenses increased 30% over the third quarter 1999, 12% of which is related to acquisitions. Year-to-date expenses in 2000 increased 58% over year-to-date expenses in 1999, of which 22% is related to acquisitions. Higher bad debt expense ($11 million in the first quarter) related to a customer bankruptcy and year-to-date merger-related costs of $31 million accounted for an additional 21% of the increase. Higher volume-related selling expenses and increased personnel-related expenses were the principal factors driving the remaining 18% increase in the third quarter and the remaining 15% increase year-to-date.

      INTEREST EXPENSE

      The 32% increase in net interest expense in 2000 versus the nine months ended September 1999 was due primarily to a 24% increase in average borrowings in 2000 but also to a higher average effective interest rate.

      INCOME TAXES

      IBP's higher 2000 effective income tax rates in the third quarter and year-to-date periods versus 1999 resulted from a third quarter 1999 settlement with the Internal Revenue Service on all audit issues related to fiscal years 1989 through 1991. The settlement decreased 1999 income tax expense by $14 million or $0.13 per diluted share. Excluding the audit settlement impact, the 2000 effective tax rates were comparable to the 1999 rates.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Total outstanding borrowings averaged $1,449 million in the first nine months of 2000 compared to $1,165 million in the comparable 1999 period. The higher 2000 average outstanding borrowings versus 1999 were the result of acquisitions (IBP Foods, Wilton Foods and Wright Brand Foods all acquired in the second half of 1999) and increased capital expenditures. Borrowings outstanding under committed and uncommitted credit facilities at September 23, 2000 totaled $746 million compared to $623 million (excluding CBFA) at December 25, 1999, and available unused credit capacity under committed facilities at September 23, 2000 was $187 million.

      On January 31, 2000, the company issued $300 million of 7.95% 10-year notes under its $550 million Debt Securities program originally registered with the Securities and Exchange Commission ("SEC") in 1996. This Debt Securities program was subsequently amended and filed with the SEC on January 27, 2000. The net proceeds, issued at a slight discount to par, were used to reduce borrowings under IBP's revolving credit facilities. Interest on the 7.95% notes is payable semiannually.

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

      Year-to-date capital expenditures through September 23, 2000 totaled $301 million compared to $152 million in the first nine months of 1999. Major projects included purchases of forward warehousing and case-ready facilities, renovations of the Norfolk, Nebraska, beef processing plant, and various plant and distribution facility expansions. Approximately 77% of the year-to-date 2000 spending was for revenue enhancement or cost-saving projects, while the remainder went toward upgrades and replacements of existing equipment and facilities.



                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The annual meeting of stockholders of IBP, inc. was held on April 20, 2000, in Dakota Dunes, South Dakota.

(c)  The following matters were voted upon at the annual meeting:

     (i)	The election of the members of the Board of Directors:

                   Richard L. Bond
                          Votes for:             80,528,104
                          Votes withheld:         1,113,531

                   John S. Chalsty
                          Votes for:             80,512,578
                          Votes withheld:         1,129,057

                   Dr. Wendy L. Gramm
                          Votes for:             80,507,404
                          Votes withheld:         1,134,231

                   John J. Jacobson, Jr.
                          Votes for:             80,528,621
                          Votes withheld:         1,113,014

                   Eugene D. Leman
                          Votes for:             80,532,361
                          Votes withheld:         1,109,274

                   Martin A. Massengale
                          Votes for:             80,510,630
                          Votes withheld          1,131,005

                   Robert L. Peterson
                          Votes for:             80,510,815
                          Votes withheld:         1,130,820

                   Michael L. Sanem
                          Votes for:             80,534,159
                          Votes withheld:         1,107,476

                   JoAnn R. Smith
                          Votes for:             80,512,265
                          Votes withheld:         1,129,370

(ii)	Approval of the performance-based bonus of the Chairman of
      the Board and Chief Executive Officer, the President and
      Chief Operating Officer, and the Chief Executive Officer of
      Foodbrands America, Inc.

	         For:        74,440,358
               Against:     6,962,816
               Abstain:       238,560



Item 5.  Other Information
--------------------------
     	In connection with its Medium-Term Notes program, the company hereby reports the following computations:

                                              39 Weeks Ended
                                         ------------------------
                                          Sept. 23,    Sept. 25,
                                             2000         1999
                                         -----------  -----------
        Earnings before income taxes
         and extraordinary item            $276,866      $358,478
        Total fixed charges                  86,164        66,648
        Capitalized interest                 (6,229)       (6,687)
                                            -------       -------
        Earnings before fixed charges,
         income taxes and extraordinary
         item                              $356,801      $418,439
                                            =======       =======
        Ratio of earnings to fixed charges      4.1           6.3
                                                ===           ===


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed by the company during the quarter ended September 23, 2000.


                           SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               IBP, inc.
                                       -------------------------
                                              (Registrant)


    November 7, 2000                   /s/  Robert L. Peterson
 ----------------------                -------------------------
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