Form 10-K/A
period 1999-12-25
IBP INC
filed 2001-03-13
CIK 52477

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          FORM 10-K/A

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 25, 1999
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

       As  of  March  22,  2000, the registrant  had  outstanding
106,057,995 shares of its common stock.

              DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement dated March 20, 2000, (the "Proxy Statement") are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the
Exhibit Index on pages 15 through 18.
                             PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

      IBP, inc. hereby amends Items 1, 3, 6, 7, 8 and 14 of its Forms 10-K for the fiscal year ended December 25, 1999 for purposes described in Note A in the Notes to the Consolidated Financial Statements of IBP's 1999 Annual Report, as amended.

     IBP, inc., ("IBP") a Delaware corporation, has five business segments, Beef Carcass, Beef Processing, Pork, Foodbrands America and All Other. The Beef Carcass segment reduces live fed cattle to dressed carcasses and other allied products, over 90% of which are sold to other IBP segments. The Beef Processing segment produces fresh beef and processed beef products that are typically marketed in the form of boxed beef. The Pork segment reduces live hogs to fresh and processed pork products that are typically sold in the form of boxed pork. Boxed beef and pork from the Beef Processing and Pork segments are marketed mainly in the United States to grocery chains, meat distributors, wholesalers, retailers, restaurant and hotel chains, and processors who produce cured and smoked products, such as bacon, ham, luncheon meats and sausage items. The Foodbrands America segment produces frozen and refrigerated food products for the foodservice industry. IBP's All Other segment includes the Company's trucking and warehousing operations, its Canadian beef operations, cow boning operations and hide curing and tanning operations. The Beef Carcass, Beef Processing, Pork and All Other segments are all operated under IBP's Fresh Meats division, and may be referred to as Fresh Meats Operations.

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

     Beef Carcass

      IBP operates ten fed beef carcass production facilities in Idaho, Illinois, Iowa, Kansas, Nebraska, Texas and Washington, which reduce live cattle to dressed carcass form. Fed beef consists primarily of young steers and heifers specifically raised for beef consumption.

     Beef Processing

      IBP operates beef processing facilities at eight U.S. locations, seven of which are adjacent to U.S. beef carcass production facilities in Illinois, Kansas, Nebraska, Texas and Washington; and the eight is located in Norfolk, Nebraska. These facilities conduct fabricating operations to produce boxed beef.

     Pork

      IBP operates six pork carcass facilities in Indiana, Iowa and Nebraska which reduce live hogs to dressed carcass form. IBP operates seven processing facilities which conduct fabricating operations to produce boxed pork. The production process for pork is similar to that employed in IBP's Beef Processing segment.

     Foodbrands America

      The Foodbrands America business segment is headed by IBP's wholly owned subsidiary Foodbrands America, Inc. ("FAI"). The Foodbrands America business segment is an extension of IBP's Fresh Meats operations, offering a wide range of value-added food products to IBP's customers. Foodbrands America manufactures and markets frozen and refrigerated food products such as pepperoni, beef and pork toppings, pizza crusts, appetizers, hors d'oeuvres, desserts, prepared meals, Mexican and Italian foods, soups, sauces, side dishes, branded and processed meats, ground beef and high quality, portion-controlled steaks and pork chops.

      Early in the second quarter of 1999, the company acquired the outstanding stock of two companies, H&M Food Systems Company, Inc. ("H&M") and Zemco Industries, Inc., the owner of Russer Foods. H&M is a producer of custom-formulated pre-cooked meat products and prepared foods with two plants in Texas. Russer Foods, based in Buffalo, New York, produces and markets a variety of premium deli meats. Both operations are subsidiaries of FAI, and will operate as part of IBP's Foodbrands America business segment. In the third quarter of 1999, FAI acquired Wilton Foods, Inc. ("Wilton") a leading producer of premium kosher meals and prepared foods for airlines and institutions. Wilton also produces premium kosher hors d'oeuvres and appetizers. Wilton is based in Goshen, New York.

      In the third quarter of 1999, IBP (through its IBP Foods, Inc. subsidiary) purchased a substantial portion of the operating assets of Thorn Apple Valley, Inc. ("TAVI"), a further processor of pork and poultry products. The purchase of the TAVI assets included five processing plants, most of its current assets and a number of product brand names. The five processing plants acquired from TAVI will be under the Foodbrands America business segment.

      On February 7, 2000, the company acquired all of the stock of Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor for the retail and foodservice markets. In the transaction, which will be accounted for as a pooling of interests, IBP issued approximately 14.4 million IBP common shares for all of the outstanding stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. The CBFA operations will be part of the Foodbrands America business segment.




       All Other

      IBP's All Other segment includes eleven warehouse and freezer facilities located in Illinois, Iowa, Kansas, Nebraska and Texas. The All Other segment includes IBP's eight hide treatment facilities and four tanning facilities located in Illinois, Kansas, Nebraska and Texas. IBP's Lakeside Farm Industries, Ltd. subsidiary in Alberta, Canada, which has cattle feeding and beef processing operations, is also included in the All Other Segment. As of December 25, 1999, IBP had one cow boning facility that was operating in Nebraska.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

The company's businesses are classified into five business segments: Beef Carcass, Beef Processing, Pork, Foodbrands America and All Other. The contributions of each business segment to net sales and operating earnings, and the identifiable assets attributable to each business segment are set forth in Note M, "Business Segments" of the Consolidated Financial Statements included herein at pages F-1 through F-34.

History of IBP's Business

       IBP was first incorporated in 1960. It began operations in 1961 with a single fed beef carcass production facility located near Denison, Iowa, in what was then the nation's major cattle-producing region. IBP grew in the Northern and Central Plains states over the following nine years and added beef plants in Dakota City, Nebraska; Emporia, Kansas; and West Point, Nebraska. IBP expanded into the Southern Plains in 1975, when it built its Amarillo, Texas facility near the large commercial feedlot operations of that region. In 1976, it moved into the Pacific Northwest through the acquisition and expansion of plants in Pasco, Washington and Boise, Idaho. Company expansion continued in 1980 with construction of a facility in Finney County, Kansas, and in 1983 with the purchase and expansion of a plant in Joslin, Illinois. In 1990, IBP opened its Lexington, Nebraska fed beef plant. These operations comprise IBP's Beef
Carcass and Beef Processing operations. IBP began pork operations in 1982 when it purchased, expanded and commenced operation of a pork facility in Storm Lake, Iowa. Additional pork facilities were added in 1986 in Louisa County and Council Bluffs, Iowa; in 1987 in Madison, Nebraska; in 1989 in Perry, Iowa; in 1990 in Waterloo, Iowa; and in 1993 in Logansport, Indiana. In 1994, IBP constructed ham processing facilities at its Council Bluffs, Iowa and Madison, Nebraska, locations. IBP no longer produces carcasses at the Council Bluffs, Iowa facility, however the facility is still used for processing operations. In 1998, IBP entered into an agreement with Plumrose USA, Inc. ("Plumrose") wherein Plumrose agreed to lease from IBP the Council Bluffs, Iowa ham processing facility. These operations comprise IBP's Pork business segment.

        In 1990, IBP added its first value-added operation when a cooked meats operation was added to the Waterloo, Iowa pork facility. This operation processed fresh meat into value-added, consumer-ready items such as pork and beef pizza toppings. In 1994, IBP purchased Prepared Foods, Inc. from International Multifoods, Inc. that included a plant in Santa Teresa, New
Mexico. In 1995, IBP purchased and renovated a facility in Columbia, South Carolina. The Santa Teresa and Columbia
facilities process fresh meat into value-added, consumer-ready items. IBP increased its hamburger patty production capabilities in 1997 with the acquisition of a Columbus, Nebraska, ground beef facility. In 1997, IBP increased its presence in the value-added marketplace with the FAI and Bruss acquisitions. All of the value-added facilities listed above have been incorporated into the Foodbrands America business segment and are under FAI's management. FAI operates facilities in Rialto, California; Riverside, California; Chicago, Illinois; Cherokee, Iowa; Edwardsville, Kansas; South Hutchinson, Kansas; Hutchinson, Kansas; Carthage, Missouri; Concordia, Missouri; Piedmont, Missouri; Newark, New Jersey; Albuquerque, New Mexico; New Rochelle, New York; Oklahoma City, Oklahoma; Dallas, Texas; Fort Worth, Texas; Jefferson, Wisconsin; and Green Bay, Wisconsin. In

1999, IBP acquired the stock of H&M with plants in Lampasas, Texas and North Richland Hills, Texas; and acquired the stock of Zemco Industries, Inc. with a plant in Buffalo, New York. In
1999 IBP acquired certain assets of TAVI including plants in Forest City, Arkansas (currently idle); Detroit, Michigan; Grand Rapids, Michigan; Holly Ridge, North Carolina; and Ponca City, Oklahoma. In 1999, FAI acquired the stock of Wilton Foods, Inc. with a plant in Goshen, NY. In February of 2000, IBP completed the acquisition of the stock of CBFA, which has facilities in Independence, Iowa; Oelwien, Iowa; Augusta, Maine; Bangor, Maine; Portland, Maine; York, Nebraska; Manchester, New Hampshire; Houston, Texas; and Vernon, Texas.

       In 1994 IBP purchased Lakeside Farm Industries, Ltd. ("Lakeside"), an agribusiness company with a fed beef plant in Brooks, Alberta, Canada. Lakeside was IBP's first plant outside of the United States. IBP began its cow boning operations in 1995 by acquiring facilities in Tama, Iowa; Gibbon, Nebraska; and Sealy, Texas. In 1996 IBP acquired its fourth cow boning facility in Palestine, Texas. In 1998, IBP discontinued operations at its Sealy, Texas facility; in 1999, IBP discontinued operations at the Palestine, Texas and Tama, Iowa cow boning operations; and on March 17, 2000, IBP discontinued operations at its final cow boning operation in Gibbon, Nebraska. These operations, along with the warehouse, cold storage and hides production operations are all operated under the All Other segment.

       Prior to August 1981, when it was acquired by Occidental Petroleum Corporation ("Occidental"), IBP was a publicly held corporation listed on the New York Stock Exchange (the "NYSE"). From August 1981 to October 1987, IBP was a wholly owned subsidiary of Occidental. In October 1987, IBP sold 49.5% of its common stock and was again listed on the NYSE.

       On September 4, 1991, Occidental offered all of its shares of IBP Common Stock to Occidental's stockholders and certain standby underwriters in an underwritten rights offering. As a result of this transaction, Occidental sold its remaining IBP Common Stock.

Operations

       Cattle and Hog Supplies

       IBP does not currently have facilities of its own to raise cattle or hogs in the United States, the primary source of raw material for its Fresh Meats Operations. However, IBP has entered into various risk-sharing and procurement arrangements with producers that help secure a supply of livestock for daily start-up operations at its facilities. IBP's Canadian subsidiary, Lakeside, has cattle feeding facilities, other agricultural divisions and a beef carcass production and boxed beef processing facility. In 1999, Lakeside's feedlots provided approximately 23% of that facility's fed cattle needs. IBP's main supply of live cattle and hogs is purchased by IBP buyers who are trained to select high quality animals. IBP's buyers purchase cattle and hogs on a daily basis, generally a few days before the animals are required for processing. Live animals are generally held in IBP's holding pens for only a few hours.

       Production Process - Beef Carcass

       IBP's fed beef carcass production facilities reduce live fed cattle to dressed carcass form and process allied products.
IBP's  fed  carcass facilities operated in 1999 at  approximately
86% of their production capacities.

       Throughout production, edible beef and allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible beef derived from processing operations are used in the manufacture of animal feed, gelatin, pharmaceuticals and cosmetics.

       Production Process - Beef Processing

       IBP's   beef  processing  facilities  conduct  fabricating
operations   to  produce  boxed  beef.   IBP's  beef   processing
facilities operated in 1999 at approximately 86% of their production capacities.

       Throughout production, edible beef and allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible beef derived from processing operations are used in the manufacture of animal feed, gelatin, pharmaceuticals and cosmetics.


       Production Process - Pork

       IBP's pork facilities produce fresh boxed pork for shipment to customers, as well as pork bellies, hams and boneless picnic meat for shipment to customers who further process the pork into bacon, cooked hams, luncheon meats and sausage items. In 1999, IBP's pork facilities operated at approximately 84% of their production capacity.

       Throughout production, edible pork and allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible pork products derived from processing operations are used in the manufacture of animal feed, gelatin, pharmaceuticals and cosmetics.


       Production Process - Foodbrands America

        IBP's Foodbrands America production facilities process fresh beef, fresh pork, and other raw materials into pizza toppings, portion-controlled steaks and pork chops, branded and processed meats, appetizers, hors d'oeuvres, desserts, ethnic foods, soups, sauces, side dishes and pizza crusts. Foodbrands America's raw materials are typically commodity based raw materials, including fresh beef and pork, that can be purchased from various suppliers and manufacturers of these raw materials. Due to variances in product mix that may be processed at a value-added facility, it is difficult to estimate a facility's capacity. However, in 1999, IBP estimates the Foodbrands America facilities operated at approximately 85% of their production capacity. Foodbrands America also produces ground beef at the Norfolk, Nebraska, ground beef operation, due to variances in product mix that may be processed at a ground beef facility, it is difficult to estimate a facility's capacity. However, in 1999, IBP estimates its Columbus, Nebraska, ground beef facility operated at approximately 50% of its production capacity.


       Production Process - All Other

       IBP's Lakeside Farm Industries, Ltd. subsidiary includes cattle feeding, beef carcass production and beef processing operations; and in 1999 these operations operated at approximately 98%, 80% and 71% of their production capabilities.

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

       Beef Carcass

       IBP's ten U.S. fed beef carcass production facilities are located in the states of Idaho, Illinois, Iowa, Kansas, Nebraska, Texas and Washington.

       Beef Processing

       At seven of IBP's ten fed beef carcass production facilities the company has beef processing facilities that reduce beef carcasses to primal and sub-primal form. These facilities are located in Illinois, Kansas, Nebraska, Texas and Washington.

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

       All Other

       IBP's Canadian cattle feeding operation, fed beef carcass production and processing facility are located in Alberta, Canada. At IBP's beef carcass facilities, eight have hide treatment or tanning operations, six have cold storage freezer operations and one has a tallow refining plant. At IBP's pork locations, four have cold storage freezer operations and two have skinning operations. IBP's one cow boning facility as of December 25, 1999 was located in Nebraska.


Sales

        IBP's customers for beef, pork and value-added products include domestic and international grocery chains, meat distributors, wholesalers, retailers, warehouse clubs, foodservice distributors, restaurant and hotel chains, and meat processors who produce cured and smoked products, such as bacon, ham, luncheon meat and sausage items. Most sales are made pursuant to daily orders as opposed to long-term supply contracts. In each of the past three years, the largest customer of the Beef Carcass segment was IBP's other business segments which purchased over 90% of the annual beef carcasses produced; and for Beef Processing, IBP's largest processed beef customer accounted for less than 6% of its annual processed beef net sales. For the past three years, IBP's largest customer of the Pork segment accounted for less than 6% of its pork net sales. In each of the past three years, Foodbrands America's largest customer accounted for less than 15% of its annual net sales; and in each of the past three years, All Other largest customer accounted for less than 5% of its annual net sales. For the same periods, IBP's largest customer for all products combined accounted for less than 4% of its annual net sales.

       IBP sells to international customers through foreign and domestic sales offices. In fiscal 1999, export sales accounted for approximately 12% of IBP's net sales, which compares to approximately 12% in fiscal 1998 and 13% in fiscal 1997. International sales, which include all consolidated company sales to customers outside the United States, totaled 15% of consolidated net sales in 1999, 15% in 1998 and 16% in 1997.

       Some allied products are sold as commodities in bulk, while other items are trimmed, boxed and frozen by IBP. Cattle hides are sold for both domestic and international use. Uncured and brine-cured hides are sold to tanneries for further processing. Chrome-tanned hides are sold to tanneries and directly to further processors of leather.

Distribution

       Beef Carcasses

      Most beef carcasses produced by IBP are used by IBP's Beef Processing segment. The carcasses are usually transferred within the facility, or shipped by truck from slaughter plants that do not have processing operations. Carcasses sold to third parties are usually shipped by truck.

       Beef Processing, Pork and All Other

        Most products from these segments are shipped by trucks, generally from plants located closest to the purchaser, although other plants may supplement such deliveries, depending upon prevailing supplies and product demand.

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


Competition

       Fresh Meats - Beef Carcass, Beef Processing, and Pork

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

       IBP is the largest producer of beef carcasses and fresh beef in the United States. IBP believes that its two largest beef competitors in 1999 were Monfort, a subsidiary of ConAgra, Inc. ("ConAgra") and Excel Corporation, a subsidiary of Cargill, Incorporated.

       IBP  is  one of the largest pork processors in the  United
States.   IBP believes that its largest pork competitors in  1999
were Smithfield Foods, Inc.; ConAgra; and Hormel Foods Corp.


       Foodbrands America

         Foodbrands America's products are sold in highly competitive markets competing with a significant number of companies of various sizes. The principal competitive factors in these markets are price, service, innovative products, and quality.

       All Other

        The All Other segment combines a mix of various business that do not individually comprise a reportable business segment. Based on this mix of businesses, it is difficult to identify this segment's principal competitors. However, this segment does contain operations that compete with similar operations of other beef and pork processors, and a number of the competitors listed for those segments would be similar competitors for the All Other segment.

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

       IBP is subject to federal, state and local laws and regulations governing environmental protection. In 1999, IBP incurred expenses of approximately $20 million to maintain compliance with such regulations. These expenditures relate principally to the normal operation and maintenance of wastewater treatment facilities ("Wastewater Treatment Facilities"), where IBP biologically treats these wastes, and the associated land application of wastes generated at these treatment facilities. Wastes are generated as a by-product of the animal slaughtering and processing operations. Except as disclosed in Item 3, IBP believes that it is in substantial compliance with such applicable laws and regulations and IBP is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs. IBP incurred $12 million in capital expenditures, primarily related to its Wastewater Treatment Facilities, in fiscal 1999 and anticipates capital expenditures of approximately $54 million in fiscal 2000 for environmental projects primarily related to the Wastewater Treatment Facilities.

              EXECUTIVE OFFICERS OF THE REGISTRANT

                           Age at   Positions With IBP and
                         February 18,Five-Year Employment
Name                        2000            History


Richard L. Bond            52		 President and Chief
                                     Operating Officer since
                                     1997; Director since 1995;
                                     1995-1997 President, Fresh
                                     Meats; 1994-1995 Executive
                                     Vice President, Beef; 1989-
                                     1994 Group Vice President,
                                     Beef Sales and Marketing;
                                     1982-1989 Vice President,
                                     Boxed Beef Sales and
                                     Marketing

R. Randolph Devening       57        Chief Executive Officer
                                     of Foodbrands America, Inc.
                                     since 2000; 1994-2000 Chief
                                     Executive Officer and
                                     President, Foodbrands
                                     America, Inc.; Chairman of
                                     the Board, Foodbrands
                                     America, Inc. 1994 to 1997


Craig J. Hart              44        Vice President and
                                     Controller since 1995; 1993-
                                     1995 Assistant Vice
                                     President and Controller;
                                     1990-1993 Controller

Eugene D. Leman            57        Chief Executive Officer,
                                     Fresh Meats since 2000;
                                     Director Since 1989;
                                     1995-2000 President, Fresh
                                     Meats; 1995-1997 President,
                                     Allied Group; 1986-1995
                                     Executive Vice President,
                                     Pork Division; 1981-1986
                                     Group Vice President, Pork
                                     Division


Robert L. Peterson         67        Chairman of the Board of
                                     Directors since 1981; Chief
                                     Executive Officer since
                                     1980; Director since 1976;
                                     1979-1995 President


Larry Shipley              44        Chief Financial Officer
                                     since 2000; 1997-2000
                                     President, IBP Enterprises
                                     and Chief Financial
                                     Officer; 1995-1997
                                     Executive Vice President,
                                     Corporate Development; 1995
                                     Senior Vice President,
                                     Corporate Development; 1994-
                                     1995 Assistant to the
                                     Chairman; 1989-1994
                                     Assistant to the President.



ITEM 3.  LEGAL PROCEEDINGS

         Information required by this item is set forth in Note O
"Contingencies" of the Consolidated Financial Statements included herein at pages F-1 through F-34.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of IBP's security holders during the fourth quarter of 1999.


                            PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Information required by this item is included in the Consolidated Financial Statements included herein at pages F-1 through F-34 including the "Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income," "Notes to Consolidated Financial Statements," and "Note P - Quarterly Financial Data (Unaudited)".

         IBP's  Common  Stock  was  held by  approximately  5,500
stockholders of record at year-end 1999. The Common Stock is listed on the New York and Pacific Stock Exchanges.






ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands, except net sales and per share data)

                                         52 Weeks Ended
                      Restated    Restated   Restated    Restated   Restated
                      Dec. 25,    Dec. 26,   Dec. 27,    Dec. 28,   Dec. 30,
                        1999        1998       1997        1996       1995

OPERATIONS:
Net sales (in        $   14,075  $   12,849  $   13,259   $   12,539  $  12,668
millions)
Gross profit            893,589     662,208     442,892      443,582    604,068
Selling, general
 and administrative
 expense                368,642     299,441     214,304      121,848    131,417
Earnings from
 operations             524,947     362,767     228,588      321,734    472,651

Interest expense,        45,412      43,213      38,002        3,373     20,784
net

Income taxes            165,071     124,555      71,798      120,719    178,821
Extraordinary loss         -       (14,815)        -            -       (22,189)
(1)

Net earnings            314,464     180,184     118,788      197,642    250,857

PER SHARE DATA:
Earnings per share:
 Earnings before
  extraordinary item      $3.41       $2.11       $1.28        $2.09      $2.88
 Extraordinary loss (1)     -         (.16)         -            -         (.24)

 Net earnings              3.41        1.95        1.28         2.09       2.65

Earnings per share -
 assuming dilution:
 Earnings before
  extraordinary item      $3.37      $2.09        $1.27        $2.06      $2.85
 Extraordinary loss         -         (.16)         -            -         (.23)
(1)
 Net earnings              3.37       1.93         1.27         2.06       2.62

Dividends per share         .10        .10          .10          .10        .10

FINANCIAL CONDITION:
Working capital      $  196,680  $  231,003  $  207,109   $  540,903  $ 427,241

Total assets          3,705,869   3,008,096   2,838,941    2,174,495  2,027,601

Long-term               586,528     575,522     568,281      260,008    260,752
obligations

Stockholders' equity  1,692,149   1,383,092   1,229,070    1,193,882  1,014,259

 (1) Extraordinary loss on early extinguishment of debt, net of applicable income taxes.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     MANAGEMENT'S DISCUSSION AND ANALYSIS


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

RESTATEMENTS

      Management's discussion and analysis has been revised and expanded to reflect the following items, as described in Note Q to the financial statements:

      DFG RESTATEMENTS:

      Following the third quarter 2000, the company identified $9.6 million in adjustments that were necessary related to inaccuracies at its DFG subsidiary, which were reflected in the company's reported results in its Quarterly Report on Form 10-Q for the period ended September 23, 2000. As a result of these inaccuracies, which were identified during the fourth quarter 2000, the company initiated a comprehensive internal review of operations, systems, processes and controls related to its DFG subsidiary. These reviews and other issues raised during the fourth quarter 2000 resulted in recording certain charges and adjustments, as discussed below, which impacted previously reported results for the year ended December 25, 1999 and unaudited results for quarterly periods in 2000.

      The accompanying financial statements have been restated to reflect $15.5 million of pre-tax adjustments, related principally to overstated prepaid expenses; inventory valued above net realizable value; uncollectible accounts receivable due to customer short payments, unauthorized deductions and subsequent allowances; and underaccrual of liabilities for inventory purchases, temporary labor costs, marketing, rebates and commissions at December 25, 1999. These adjustments resulted in an $8.7 million increase in previously reported cost of products sold and a $6.8 million increase in selling, general and administrative expenses. The related tax impact of these adjustments of $5.9 million has also been reflected. The impact of these adjustments reduced net earnings by $9.6 million and related earnings per diluted share by $0.10 from amounts previously reported for fiscal 1999.

     STOCK OPTIONS:
      The company's stock option plan grants officers additional bonus options if the original options are exercised. The original officer options are generally issued at market price at the date of the grant, vest over a five-year period and have a ten-year term. The bonus options are issued at market price at the date the bonus options are granted and are exercisable after two years, provided the shares acquired with the original options are still owned by the officer. As a result of the bonus options feature, variable plan accounting is appropriate for the options granted under these provisions. Compensation expense for the original options has been revised and is now recorded over the vesting period based on the difference between the market value and the exercise price at the end of each period. Compensation expense related to the bonus options is recorded based on the market value and the exercise prices over the vesting period from the date vesting becomes probable, to the date the bonus options are vested and exercisable. Prior to the restatement, the company followed fixed accounting for these options, treating the original grants and the bonus option grants as two separate grants. The restatement increased (decreased) compensation expense by $(11,991), $10,968 and $(1,872) in 1999, 1998 and
1997, respectively, and adjusted income tax expenses for the tax benefit associated with the expense. The change increased (decreased) net earnings by $10,824, ($9,823) and $1,774 and earnings per diluted share by $0.11, ($0.10) and $0.02 in 1999, 1998 and 1997, respectively.

SEGMENTS:
      The company previously reported two segments, Fresh Meats and Foodbrands America. As a result of reconsidering the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related
Information, the company has expanded the number of segments disclosed.


RESULTS OF OPERATIONS

       This section presents analysis of IBP's consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the business segments information in Note M to the consolidated financial statements.

     ACQUISITIONS

      On May 7, 1997, the company, through a wholly owned subsidiary, completed a merger with Foodbrands America, Inc. ("Foodbrands") for approximately $869 million, including liabilities assumed of approximately $528 million. Foodbrands is a leading U.S. producer, marketer and distributor of frozen and refrigerated products to the "away from home" food preparation market. The excess of the aggregate purchase price over fair value of identifiable assets and liabilities acquired of approximately $463 million was recognized as goodwill.

      On June 4, 1997, the company acquired The Bruss Company, a meat purveyor serving the domestic and international restaurant industry. The purchase price of $24.1 million included liabilities assumed of $5.8 million. The excess of the purchase price over the fair value of the net assets acquired of $4.9 million was recorded as goodwill.

     The company acquired Winchester Food Processing on September 24, 1997, for $17.5 million, which included liabilities assumed of $2.1 million. Winchester Foods, located in Hutchinson, Kansas, is a major producer of precooked bacon toppings marketed to national pizza chains and other foodservice customers. Pursuant to the purchase agreement, the purchase price is subject to adjustment of up to $5 million for contingent consideration payments, however, as of December 25, 1999, no contingent payments had been earned or paid. The excess of the purchase price over the estimated fair values of net assets acquired resulted in goodwill of approximately $13.9 million.

      The company, through a special acquisition subsidiary, purchased the assets of the appetizer division of Diversified Foods Group, L.L.C. ("DFG"), on October 18, 1998. The Chicago, Illinois-based division, which includes a production plant in Chicago and another in Newark, New Jersey, was acquired for a purchase price of $91.6 million, which included liabilities assumed of $15.2 million. Goodwill recorded for the excess of the purchase price over the value of net assets acquired totaled $65.5 million. Additional consideration of up to $40 million is provided under the amended DFG purchase agreement contingent on meeting specified earnings targets through 2001. As of December 25, 1999, no contingent payments had been made.

      On April 12, 1999, the company acquired the outstanding stock of H&M Food Systems Company, Inc. ("H&M"), a producer of custom-formulated pre-cooked meat products and prepared foods with two plants in Texas. The purchase price was $134.5 million, including assumed liabilities of $12.6 million. The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $75.7 million.

      The company acquired Zemco Industries, Inc., the owner of Russer Foods on April 8, 1999. Russer Foods, based in Buffalo, New York, produces and markets a variety of premium deli meats. The purchase price totaled $170.5 million, including assumed liabilities of $19.2 million. The allocation of the purchase price over the fair value of assets acquired resulted in goodwill of $110.3 million.

      On June 28, 1999, the company purchased Wilton Foods, Inc. (Wilton) for $19.1 million, including assumed liabilities of $5.2 million. Wilton, a leading producer of hors d'oeuvres, appetizer, premium kosher meals and prepared foods, is operated under DFG. The excess of the aggregate purchase price over fair value of identifiable assets and liabilities acquired of approximately $13.1 million was recognized as goodwill. The DFG purchase agreement was amended upon the acquisition of Wilton to include Wilton's results in the contingent consideration calculation provided by the DFG purchase agreement, as described above.

      On August 23, 1999, IBP, through its IBP Foods, Inc. subsidiary, purchased substantially all of the operating assets of Thorn Apple Valley, Inc. ("TAVI"), a further processor of pork and poultry products, which had been involved in bankruptcy proceedings. The purchase price for the TAVI net assets totaled $109.9 million, which included liabilities assumed of $2.3 million. There were no intangible assets or goodwill recorded in connection with this acquisition.

      All of the consideration for the above acquisitions was in cash and all were accounted for by the purchase method of accounting. Accordingly, the accompanying consolidated statements of operations include the results from the respective dates of each acquisition. Goodwill under these acquisitions is
being  amortized on a straight-line basis over forty  years.   In
addition, the company identified and recorded $11 million in other intangible assets, primarily registered trademarks, associated with the acquisitions. These other intangible assets are being amortized over their useful lives, generally ten to twenty years.

      A corporate realignment announced in early 2000 has brought all former Enterprises operations, including the acquisitions described above, under the Foodbrands America, Inc. umbrella. Consequently, the Enterprises segment will be referred to in this report and subsequently as the Foodbrands America segment.

      On February 7, 2000, the company acquired Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which will be accounted for as a pooling of interests, IBP issued 14.4 million common shares for all of the outstanding stock of CBFA. The company also assumed $316 million of CBFA's debt and $28 million of preferred stock obligations.


COMPARISON OF 1999 TO 1998

      The Beef Carcass 1999 operating margin as a percentage of net sales was 1.1% compared to 1.6% in the prior year. The Beef Carcass segment's performance was below prior year levels due to slightly higher live cattle costs partially offset by effective levels of plant capacity utilization.

     The Beef Processing 1999 operating margin as a percentage of net sales was 2.1% compared to 0.0% in the prior year. Beef processing operations performed above prior year levels due to effective levels of plant utilization coupled with improved domestic and export demand.

      The Pork segment 1999 operating margin as a percentage of net sales was 6.2% compared to 5.1% in the prior year. Pork operations performed above prior year levels due to relatively stable livestock prices, effective levels of plant capacity utilization, and improved domestic and export demand.

      Foodbrands America's 1999 operating earnings decreased to 4.0% of net sales compared to 6.5% in 1998. Excluding the negative impact of IBP Foods, the 1999 operating margin measured 5.7%. Higher 1999 raw material, selling costs, and the DFG issues (discussed below) were the primary factors that reduced margins at existing operations.

      In the fourth quarter 1999, the company recorded pre-tax adjustments principally to inventories, accounts receivables, and accrued liabilities totaling $15.5 million at DFG Foods, a Foodbrands America subsidiary that produces a variety of appetizers and kosher items. These adjustments, which included an $8.7 million increase in cost of products sold and a $6.8 million increase in selling, general and administrative expenses, resulted from accounting irregularities and misstatements.

      The All Other segment 1999 operating margin as a percentage of net sales was 2.1% compared to 3.5% in the prior year. Other operations performed below prior year levels mainly due to the impairment write-downs for cow plants (discussed below) partially offset by increased capacity utilization and improved product demand at the company's Canadian beef complex.

      The lower 1999 Corporate expenses included in earnings from operations were primarily attributable to a $23 million decrease in variable stock option expense and reduced litigation expense.

      During 1999, the company incurred $35 million of non-cash, pre-tax nonrecurring charges, including $18 million in the fourth quarter 1999. These nonrecurring charges, which were classified in cost of products sold, were primarily fixed asset impairment write-downs attributable to the company's decision, based upon poor earnings forecasts, to exit its cow boning business. Consequently, the cow plant assets were written down to their estimated net realizable value. The company's cow boning operations were not material to the company's total operations either in terms of assets (less than 1%) or net sales (less than 2%).

      Industry experts predict that fed cattle supplies will remain strong into the first half of 2000 before tightening somewhat, with full year beef production down about 5%.
Meanwhile, hog supplies in 2000 are expected to be down 3%-4% from 1999.


                                 Restated       Restated
Net Sales                          1999           1998      % Change
  Beef Carcass                 $  8,234,657    $  7,899,677        4%
  Beef Processing                 7,678,171       7,153,970        7%
  Pork                            2,440,183       2,362,713        3%
  Foodbrands America              1,819,355       1,229,401       48%

  All Other                       2,230,808       2,065,665        8%
 Intersegment elimination        (8,327,966)     (7,862,791)       6%
  Total                        $ 14,075,208    $ 12,848,635       10%

Earnings from Operations
  Carcass                      $    91,513     $   124,322       -26%
  Processing                       163,656           1,651     9,813%
  Pork                             151,689         119,838        27%
  Foodbrands America                72,721          79,505        -9%
  All Other                         46,730          72,536       -36%
    Total from segments            526,309         397,852        32%
  Corporate                         (1,362)        (35,085)       96%
  Total Earnings               $   524,947     $   362,767        45%

     SALES

      Beef Carcass segment net sales in 1999 increased 4% over 1998. The increase was attributable to 3% higher average selling prices and a 1% increase in pounds of beef carcasses sold. Approximately 90% of Beef Carcass sales are intersegment sales, principally to the Beef Processing segment operations.

      Beef Processing segment net sales in 1999 increased 7% over
1998.   The  increase  was almost equally the  result  of  higher
average selling prices and increased pounds of processed beef products sold.

     The 3% increase in Pork segment 1999 net sales from 1998 was attributable to higher average selling prices, as the volume of pork products sold was virtually flat between 1999 and 1998.

     Meanwhile, Foodbrands America's 1999 net sales increased 48%
over  1998.   Excluding  acquisitions, Foodbrands  America's  net
sales increased 12% due to sales volume increases at other existing Foodbrands America divisions.

      Export sales and pounds sold increased 9% and 6% in 1999 compared to 1998. The improvement was attributable to a 25%
increase in export sales in the second half of 1999, including 40% higher sales of chilled and frozen beef and pork. Net export sales accounted for 12.3% of 1999 and 1998 net sales.

       Japan continues to be IBP's most significant export destination, and 1999 export dollars were up 8% over 1998 due to a strong second half of 1999. Although volumes were 8% below the prior year, the sales mix has shifted to products of higher value, showing signs of a stronger economy in the Far East. Additionally, sales to Korea were up significantly over 1998. Closer to home, export sales to Mexico were up 10% in 1999 versus 1998.

      The U.S. Meat Export Federation predicts that U.S. red meat exports in 2000 will increase 8% over 1999, primarily to markets in the Far East.

     COST OF PRODUCTS SOLD

      The  Beef  Carcass segment cost of products  sold  in  1999 increased 5% over 1998. Higher live cattle prices and increased volume of beef carcasses sold were the most significant factors.

      The Beef Processing segment cost of products sold in 1999 increased 5% over 1998. Higher raw material prices, passed through from the Beef Carcass segment, as well as increased volume of beef products sold were the most significant factors.

     Pork segment cost of products sold in 1999 increased 2% over 1998. Higher live hog prices were the most significant factor.

      Foodbrands America's cost of products sold in 1999 versus 1998 increased 53% from 1998. The higher costs were primarily due to acquisitions, although higher sales volume-related increases in existing businesses and the aforementioned DFG issues were also contributing factors.

      Costs in the All Other segment in 1999 increased 9% over 1998. Increased volume at the company's Canadian beef complex was the primary contributing factor. The increase was also due in part to the $35 million of nonrecurring cow plant asset impairment write-downs mentioned earlier.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      1999 expense increased 23% over 1998. The increase was chiefly a result of acquisitions, higher sales volume-related selling costs, corporate salaries, the aforementioned DFG issues and consulting expense. The increases were partially offset by a $7 million second quarter 1998 credit for export-related harbor maintenance tax refunds and a $12 million credit to stock options expense in 1999 compared to an $11 million charge to stock options expense in 1998, which fluctuates with changes in the company's stock price.

INTEREST EXPENSE

     The 5% increase in 1999 net interest expense versus 1998 was due primarily to 18% higher average borrowings in 1999 offset somewhat by a lower average effective interest rate (38 basis points). Average borrowings and net interest expense will continue at higher levels in the foreseeable future because of additional borrowings required for the recent acquisitions and increased capital expenditures.

     INCOME TAXES

      IBP's effective income tax rate in 1999 decreased to 34.4% compared to 39.0% in 1998. The 1999 rate reduction resulted primarily from a settlement with the Internal Revenue Service on audit issues related to fiscal years 1989, 1990 and 1991. The settlement decreased 1999 income tax expense by $14 million or $0.15 per diluted share.


COMPARISON OF 1998 TO 1997

     The Beef Carcass segment 1998 operating margin measured 1.6% of net sales compared to 1.5% in 1997. The higher Beef Carcass segment margins were mainly due to a decrease in average live cattle prices. In the Beef Processing segment, the 1998 operating margin measured 0.0% of net sales compared to 0.5% in 1997. The lower Beef Processing margins were caused by significant supplies of competing proteins and weaker export demand resulting from economic problems in the Far East. The Pork segment 1998 operating margin measured 5.1% of net sales compared to an operating deficit of (0.7)% in 1997. The higher Pork margin resulted from increased pounds of pork products sold as well as a significant decrease in live pork prices.

      Foodbrands America's operations performed above the prior year with an operating margin of 6.5% in 1998 compared to 3.4% in 1997, as product demand increased and raw material prices decreased.

     The All Other segment 1998 operating margin measured 3.5% of net sales compared to 2.7% in 1997. Other operations performed above prior year levels mainly due to increased capacity utilization and improved product demand at the company's Canadian beef complex, partially offset by decreased capacity utilization and product demand in the company's cow boning operations.

     The higher 1998 Corporate expenses included in earnings from operations compared to 1997 were primarily attributable to a $13 million increase in variable stock option expense, increased litigation expense and a $7 million credit accrual for the harbor maintenance tax refunds discussed above.


                                 Restated      Restated
Net Sales                          1998          1997       % Change
  Beef Carcass                 $  7,899,677   $  8,333,729       -5%
  Beef Processing                 7,153,970      7,382,199       -3%
  Pork                            2,362,713      2,723,250      -13%
  Foodbrands America              1,229,401        857,943       43%
  All Other                       2,065,665      2,280,520       -9%
  Intersegment Elimination       (7,862,791)    (8,318,857)      -5%
  Total                        $ 12,848,635   $ 13,258,784       -3%

Earnings from Operations
  Beef Carcass                 $   124,322    $   127,309        -2%
  Beef Processing                    1,651         34,369       -95%
  Pork                             119,838        (18,738)      740%
  Foodbrands America                79,505         29,132       173%
  All Other                         72,536         60,968       -19%
    Total from segments            397,852        233,040        71%
  Corporate                        (35,085)        (4,452)     -688%
  Total Earnings               $   362,767    $   228,588        59%

SALES

      The 5% decrease in Beef Carcass net sales was due primarily to an 8% decrease in the average selling price offset by a 3% increase in total pounds sold. The 3% decrease in Beef Processing sales was due primarily to lower average selling prices as the volume of pounds of beef products sold was relatively flat. The 13% decrease in Pork segment net sales was due primarily to 16% lower average prices of pork products sold, partially offset by a 3% increase in pounds of pork products sold.

     Foodbrands America's net sales in 1997 included 35 weeks for Foodbrands America, Inc. and 31 weeks for The Bruss Company. Meanwhile, Foodbrands America's comparable period sales decreased in 1998 from 1997 due to lower selling prices resulting from lower raw material costs passed through to customers, which offset an increase in pounds sold.

     Net sales in the All Other segment decreased 9% from 1998 to 1997 due mainly to a decrease in the average selling price of beef hides sold and to a decrease in average selling prices of beef products sold from the company's Canadian beef complex.

      Net export sales in 1998 decreased 6% from 1997. Export tonnage in 1998 increased 21% over 1997 but was offset by overall lower prices and a sales mix with a higher percentage of lower valued products. Exports accounted for approximately 12.3% of consolidated net sales in 1998 versus 12.7% in 1997.

     The Asian region accounted for 67% of total net export sales in 1998 compared to 73% in 1997. The decline was due to much-publicized economic difficulties. The Far East shortfall was partially offset by increased exports to Mexico and South America destinations.

COST OF PRODUCTS SOLD

      The Beef Carcass segment experienced a 5% decrease in 1998 cost versus the prior year. This decrease was primarily due to reduced average prices paid for live cattle. Beef Processing experienced a 3% decrease in 1998 cost versus the prior year. This decrease was primarily due to the reduced average prices paid for raw material from the carcass segment operations, which overrode the effect of increases in the pounds of beef products sold. Pork experienced a 19% decrease in 1998 cost versus the prior year. This decrease was primarily due to reduced average prices paid for live hogs, which overrode the effect of increases in the pounds of pork products produced. Beef Carcass and Beef Processing plant costs increased due to higher labor costs. Pork plant costs increased due to higher labor costs and increased pork volume.

      Foodbrands America also experienced lower costs, on a comparable basis, due primarily to the lower pork raw material prices.

      Costs in the All Other segment in 1998 decreased 14% over 1997. The decrease was primarily due to decreased costs of raw materials, passed through from the Beef Carcass segment, in the hides division and a lower volume of hogs bought and sold by the company's hog marketing subsidiary included in this segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      1998 expense was 40% higher than in 1997. Excluding the effect of new subsidiaries, 1998 expense was 17% higher than in 1997. Generally, the increases were due to higher incentive compensation, amortization of intangibles and $13 million higher non-cash variable stock option expense, which fluctuates with changes in the company's stock price. The increases were partially offset by accrual of refunds of U.S. harbor maintenance taxes paid in prior years, based upon a U.S. Supreme Court decision that ruled their collection unconstitutional, as well as cessation of current year harbor tax expense.

      Foodbrands America's selling expense is much higher as a percentage of net sales compared to Fresh Meats due to the value-added nature of their respective product lines which require increased levels of customer contact, brand name development and promotional costs. The company expects that selling expense will continue to be significantly higher than in periods prior to the Foodbrands and Bruss acquisitions.

INTEREST EXPENSE

      The 14% higher net interest expense in 1998 versus 1997 was primarily attributable to 29% higher average borrowings brought about by the purchases of Foodbrands America, Inc. and The Bruss

Company in the second quarter 1997. IBP's effective interest rate in 1998 was lower by 53 basis points from the average in 1997, which somewhat offset the higher average borrowings. The lower effective interest rate was attributable in part to lower short-term market rates in 1998, the retirement of Foodbrands' 10.75% Senior Subordinated Notes in the first quarter 1998, and a favorable market position with IBP's interest rate swap contract.


RECENT ACCOUNTING CHANGES

      In June 1999, Statement of Financial Accounting Standard ("SFAS") No. 137 was issued, which deferred the effective date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective no later than the first quarter of fiscal 2001. Based upon the company's current level of derivatives activity, management expects that this standard will not materially affect the company's financial position or results of operations.

       Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", was issued in December 1999 and includes staff interpretations of the application of generally accepted accounting principles related to revenue recognition. The company expects to adopt the provisions of SAB 101 in the first quarter of 2000 by recording a cumulative effect of accounting change related to revenue recognition of approximately $2,429, net of $1,489 tax. As a result of the guidance in SAB 101, the company will recognize revenue upon delivery of product to customers. The company had historically recognized revenue upon shipment, based on its interpretation of Statement of Financial Accounting Concepts No. 5, Revenue and Recognition in Measurement in Financial Statements of Business Enterprises.

LIQUIDITY AND CAPITAL RESOURCES

     The meat processing industry is characterized by significant working capital requirements. This is due largely to statutory provisions that generally provide for immediate payment for livestock, while it takes IBP on average about eight days to turn its product inventories and eighteen days to convert its trade receivables to cash. These factors, combined with fluctuations
in   production  levels,  selling  prices  and  prices  paid  for livestock, can impact cash requirements substantially on a day-to-day basis. To provide cash for its working capital requirements, the company's credit facilities (more fully described in Notes C and D to the consolidated financial statements) provide IBP with same-day access to an aggregate of $600 million in potential committed borrowings. The unused portion of the committed credit lines was $110 million at December 25, 1999.

      In January 2000, the company increased its revolving credit capacity by $300 million via a one-year facility with two major financial institutions. Credit terms were similar to those in existing credit facilities.

      Although IBP has significant working capital requirements, its accounts receivable and inventories are highly liquid, characterized by rapid turnover. The following are key indicators relating to IBP's working capital, asset-based liquidity, and leverage ratios:


                                      Restated       Restated
                                      December       December
                                        25, 1999           26, 1998

          Working capital (in
           Millions)                     $197           $231
          Current ratio                 1.2:1          1.3:1
          Quick ratio                   0.7:1          0.7:1
          Number of days' sales in
            Accounts receivable          17.6           15.8
          Inventory turnover             26.0           30.0
          Earnings to fixed               6.2            5.0
          charges

      Working capital and associated liquidity ratios at year-end 1999 slipped relative to the prior year primarily because of increased short-term borrowings needed to fund acquisitions. Those ratios improved in the first quarter 2000 upon issuance of the $300 million of 7.95% 10-year notes discussed below, which reduced short-term debt by $125 million.

      Beef Carcass, Beef Processing and Pork segments accounts receivable and inventories were higher at year-end 1999 than at year-end 1998 due primarily to higher selling prices and livestock prices, especially on the pork side. These higher balances contributed to slower consolidated receivables and inventory turnover rates. In addition, the increasing presence of value-added businesses, with their more numerous product lines and distribution channels, and longer credit terms, has caused slower receivables and inventory turnover rates.

      Total  consolidated  outstanding borrowings  averaged  $997
million  in  1999  compared to $843 million in 1998.   Borrowings
outstanding at December 25, 1999 under committed facilities totaled $490 million.

      On  January  31, 2000, the company issued $300  million  of
7.95%  10-year  notes.   The  net proceeds  were  used  to  repay
existing borrowings under credit facilities.

      On February 7, 2000, the company acquired Corporate Brand Foods America, Inc. ("CBFA") in an exchange of common shares. IBP issued 14.4 million common shares for all of the outstanding stock of CBFA. The company also assumed $316 million of CBFA's debt and $28 million of preferred stock obligations. CBFA's debt was refinanced and the preferred stock was liquidated immediately upon completion of the transaction, utilizing existing IBP debt facilities.

     The purchase of the Foodbrands America, Inc. 10.75% Notes in the first quarter 1998 by IBP, inc. was funded with available credit facilities. The portion of borrowings under IBP's revolving credit facilities considered long-term was $175 million at year-ends 1999 and 1998.

      The company invested $8 million in 1999 and $38 million in 1998 in life insurance contracts for key employees. Among other advantages, expected changes in the cash value of these contracts are intended to effectively act as a hedge against changes in the company's deferred compensation liabilities.

      Capital expenditures in 1999 totaled $195 million compared to $172 million in 1998. Significant projects with 1999 spending included beef facility food safety projects, several plant expansions, and completion of the company's world headquarters complex. Over half of the 1999 spending was for revenue enhancement or cost-saving projects, while the remainder generally went toward upgrades and replacements of existing equipment and facilities.

      Management's estimate of capital spending in 2000 is in the range of $400 million, the majority of which has been designated for revenue enhancement and capacity expansion. The company intends to fund these expenditures with operating cash flows and available debt facilities.

YEAR 2000

      The company has an internal team responsible for assessing the impact of Year 2000 and leading and monitoring the company's state of readiness with respect to this issue. All planning, implementation and testing was successfully completed before the end of 1999. The team has continued to monitor the company's systems.

      As part of the Year 2000 readiness program, significant service providers, vendors, suppliers, customers, and governmental entities ("Key Business Partners") that were considered critical to business operations around January 1, 2000, were identified. Steps were initiated to reasonably ascertain their stage of Year 2000 readiness as it related directly or indirectly to the company.

     The possible consequences of the company or its Key Business Partners not being fully Year 2000 compliant by January 1, 2000 included, among other things, temporary plant closings, delays in the delivery of products and/or receipt of supplies, invoice and collection errors and inventory and supply obsolescence. However, with some very minor exceptions, the company has not suffered any financial losses or operational inefficiencies resulting from the calendar advancing past January 1, 2000.

      The company also had in place a formal contingency plan to address risks considered critical to operations. This contingency plan will remain in place to ensure that any unforeseen Year 2000 or other critical issues can be addressed appropriately.

      The aggregate cost of the company's Year 2000 efforts was approximately $14 million, virtually all of which has been spent or committed. The spending included approximately $9 million for computer hardware, most of which was capitalized. The remaining $5 million was primarily for changes in computer software, all of which was expensed as incurred and funded with operating cash flows.

      The company's Year 2000 readiness program has been a very successful effort and, although continued monitoring of Business Systems is an ongoing process, the effort is essentially complete. The company does not anticipate any material adverse impact resulting from unforeseen Year 2000 issues.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

MARKET RISK

      Interest Rates - The company manages interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost-effective manner, the company may enter into interest rate swaps in which the company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These interest rate swaps effectively convert a portion of the company's fixed-rate debt to variable-rate debt or vice versa. A sensitivity analysis indicates that, with respect to interest rate derivative instruments in place at December 25, 1999 and December 26, 1998, a 100-basis point increase in the applicable market interest rate would not have had a material impact on the company's financial position, results of operations, or liquidity.

      Foreign Operations - Transactions denominated in a currency other than the entity's functional currency are generally hedged using currency forward contracts to reduce this market risk.
These transactions primarily involve the company's Canadian subsidiary, which enters into currency forward and futures contracts to hedge its exposures on receivables, live cattle, and purchase commitments in foreign currencies. A sensitivity analysis indicates that, with respect to currency-based derivatives in place at December 25, 1999 and December 26, 1998, a 10% change in currency exchange rates would not have had a material impact on the company's financial position, results of operations, or liquidity.

      Commodities - The company uses commodity futures contracts to hedge its forward livestock purchases which, in 1999, accounted for approximately 7% of its livestock purchases. The contract lives ranged from one to twelve months. A sensitivity analysis indicates that, for futures contracts open at December 25, 1999, a 10% increase in futures contract prices would increase hedging losses by $15 million. The comparable prior year figure was $13 million. Any change in the value of the futures contracts is generally balanced by an offsetting position in the cash market price of the delivered livestock. Neither the company's financial position nor its liquidity would have been materially impacted by the above increase in futures contract prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this item is set forth in the Consolidated Financial Statements included herein at pages F-1 through F-34.


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

        1. Consolidated Financial                 Location
           Statements

           Report of Independent Accountants      Page  F-35 of  this
                                                  report

           Consolidated Statements of Earnings	  Page  F-3  of  this
                                                  report

           Consolidated Balance Sheets            Page  F-2  of  this
                                                  report

           Consolidated Statements of Cash Flows  Page F-5 and  F-6
                                                  of  this report

           Consolidated Statements of Changes in Page F-4 of this report Stockholders' Equity and Comprehensive
           Income

           Notes to Consolidated Financial        Pages F-7 through F-34
           Statements                             of this report

          2.  Financial Statement Schedule

          Schedule II Valuation and Qualifying Page S-1 of this report Accounts and Reserves

All other schedules are omitted because they are not applicable or not required.

     3.  Exhibits

      3.1*     Restated  Certificate  of  Incorporation  of   IBP
               (filed as Exhibit No. 3.1. to the Annual Report on
               Form  10-K  of  IBP  for  the  fiscal  year  ended
               December 28, 1996, File No. 1-6085).

      3.2           Restated By-laws of IBP.

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

     10.5.6*   1996  Officer  Long-Term Stock Plan  (Compensatory
               Plan)  (filed as Exhibit No. 10.5.6 to the  Annual

             Report  on  Form 10-K of IBP for the  fiscal  year
               ended December 28, 1996, File No. 1-6085).

     10.5.7* 1996 Stock Option Plan (Compensatory Plan) (filed as Exhibit 10.5.7 to the Annual Report on Form 10-
               K of IBP for the fiscal year ended December 28, 1996. File No. 1-6085).

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

                      IBP, inc.



                      By: /s/ Robert L. Peterson
                          ----------------------
                      Robert L. Peterson
                      Chairman of the Board
                      and Chief Executive Officer
                      Date: 3/12/01



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                Title                      Date


/s/ Robert L. Peterson     Chairman of the Board       3/12/01
----------------------     and Chief Executive
Robert L. Peterson         Officer (principal
                           executive officer)


/s/ Larry Shipley          Chief Financial             3/12/01
----------------------     Officer (principal
Larry Shipley              financial officer)


/s/ Craig J. Hart          Vice President and          3/12/01
----------------------     Controller
Craig J. Hart


/s/ Richard L. Bond        Director                    3/12/01
----------------------
Richard L. Bond



                           Director
----------------------
John S. Chalsty



/s/ Wendy L. Gramm         Director                    3/12/01
----------------------
Wendy L. Gramm

    Signature                  Title                    Date


/s/ John J. Jacobson, Jr.  Director                    3/12/01
-----------------------
John J. Jacobson, Jr.


/s/ Eugene D. Leman        Director                    3/12/01
----------------------
Eugene D. Leman


/s/ Michael L. Sanem       Director                    3/12/01
----------------------
Michael L. Sanem


/s/ Martin A. Massengale   Director                    3/12/01
----------------------
Martin A. Massengale


/s/ JoAnn R. Smith         Director                    3/12/01
----------------------
JoAnn R. Smith

                        IBP, inc. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                              PAGE

IBP, Inc. and Subsidiaries:
Consolidated Balance Sheets as of December 25,1999             F-2
   and December 26, 1998
Consolidated Statement of Earnings for the Years               F-3
   ended 1999, 1998 and 1997
Consolidated Statements Of Changes In Stockholders'            F-4
   Equity And Comprehensive Income for the Years
   ended 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the Years            F-5 to F-6
   ended 1999, 1998, and 1997
Notes to Consolidated Financial Statements                     F-7 to F-34
Independent Auditors' Reports and Managements'                 F-35 to F-36
   Report on Financial Statement Integrity
Schedule II - Valuation and Qualifying Accounts                S-1
    and Reserves














                                      F-1







                        IBP, inc. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share data)

                                                   Restated      Restated
                                                   December      December
                                                      25,           26,
                                                     1999          1998
                                                   ---------     ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $   31,735    $   27,254
  Marketable securities                                 -            1,400
  Accounts receivable, less allowance for
    doubtful accounts of $20,050 and $12,111         794,996       599,999
  Inventories (Note B)                               554,840       405,418
  Deferred income tax benefits (Note E)               60,902        51,761
  Prepaid expenses                                    16,721        10,983
                                                   ---------     ---------
    TOTAL CURRENT ASSETS                           1,459,194     1,096,815
                                                   ---------     ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and land improvements                         120,658       106,492
  Buildings and stockyards                           646,907       544,711
  Equipment                                        1,287,358     1,096,571
                                                   ---------     ---------
                                                   2,054,923     1,747,774
  Accumulated depreciation and amortization         (937,283)     (843,937)
                                                   ---------     ---------
                                                   1,117,640       903,837
  Construction in progress                           127,264       168,256
                                                   ---------     ---------
                                                   1,244,904     1,072,093
                                                   ---------     ---------
OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $184,088 and $158,808                         893,064       724,089
  Other                                              108,707       115,099
                                                   ---------     ---------
                                                  $3,705,869    $3,008,096
                                                   =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note D)  $  669,150    $  565,517
  Notes payable to banks (Note C)                    447,960       140,967
  Federal and state income taxes                     135,809       152,122
  Deferred income taxes (Note E)                       3,361         1,818
  Other                                                6,234         5,388
                                                   ---------     ---------
    TOTAL CURRENT LIABILITIES                      1,262,514       865,812
LONG-TERM OBLIGATIONS (Notes C and F)                586,528       575,522
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes (Note E)                       -            15,474
  Other                                              164,678       168,196
                                                   ---------     ---------
                                                     164,678       183,670
                                                   ---------     ---------
COMMITMENTS AND CONTINGENCIES (Notes N and O)
STOCKHOLDERS' EQUITY (Note G):
  Preferred stock, authorized 25,000,000
    shares; none issued
  Common stock, $.05 par value per share;
    authorized 200,000,000 shares;
    issued 95,000,000 shares                           4,750         4,750
  Additional paid-in capital                         400,177       405,278
  Retained earnings                                1,355,137     1,049,903
  Accumulated other comprehensive income              (8,600)      (16,456)
  Treasury stock, at cost, 2,634,268
    and 2,686,188 shares                             (59,315)      (60,383)
                                                   ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY                     1,692,149     1,383,092
                                                   ---------     ---------
                                                  $3,705,869    $3,008,096
                                                   =========     =========
See notes to consolidated financial statements.

                                     F-2

                        IBP, inc. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share data)

                                              52 Weeks Ended
                               --------------------------------------------
                                 Restated        Restated        Restated
                                December 25,    December 26,    December 27,
                                   1999            1998            1997
                               -------------  -------------   ------------
Net sales (Note A)              $14,075,208    $12,848,635     $13,258,784
Cost of products sold            13,181,619     12,186,427      12,815,892
                                 ----------     ----------      ----------
Gross profit                        893,589        662,208         442,892

Selling, general and
  administrative expense            368,642        299,441         214,304
                                 ----------     ----------      ----------
Earnings from operations            524,947        362,767         228,588

Interest:
  Incurred                          (59,585)       (55,653)        (50,001)
  Capitalized                         8,589          7,976           6,933
  Income                              5,584          4,464           5,066
                                 ----------     ----------      ----------
                                    (45,412)       (43,213)        (38,002)
                                 ----------     ----------      ----------

Earnings before income taxes
  and extraordinary item            479,535        319,554         190,586

Income taxes (Note E)               165,071        124,555          71,798
                                 ----------     ----------      ----------
Earnings before extraordinary
  item                              314,464        194,999         118,788
                                 ==========     ==========      ==========
Extraordinary loss on early
  extinguishment of debt,
  less applicable taxes
  (Note F)                            -            (14,815)           -
                                 ----------     ----------      ----------
Net earnings                    $   314,464    $   180,184     $   118,788
                                 ==========     ==========      ==========

Earnings per share (Note K):
  Earnings before
    extraordinary item                $3.41          $2.11           $1.28
  Extraordinary item                   -              (.16)           -
                                       ----           ----            ----
  Net earnings                        $3.41          $1.95           $1.28
                                       ====           ====            ====
Earnings per share- assuming
dilution:
  Earnings before
extraordinary
    item                              $3.37          $2.09           $1.27
  Extraordinary item                   -              (.16)           -
                                       ----           ----            ----
  Net earnings                        $3.37          $1.93           $1.27
                                       ====           ====            ====

See notes to consolidated financial statements.

                                     F-3

                           IBP, inc. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
(in thousands, except per share data)
                                                                              Accumulated
                                      Common           Additional                Other
                                      Shares   Common    Paid-in   Retained  Comprehensive  Treasury
                                   Outstanding  Stock    Capital   Earnings     Income        Stock        Total
                                   --------------------------------------------------------------------------------
Restated balances,
  December 28, 1996                  94,627   $ 4,750  $ 427,456  $  769,426   $    (32)    $  (7,718)    $1,193,882
Comprehensive income:
 Net earnings - restated                                             118,788                                 118,788
 Other comprehensive income:
  Foreign currency
   translation adjustments                                                       (6,082)                      (6,082)
                                                                                                           ---------
Comprehensive income - restated                                                                              112,706
Dividends declared on common
 stock, $.10 per share                                                (9,249)                                 (9,249)
Treasury shares purchased            (3,800)                                                  (73,915)       (73,915)
Treasury shares delivered under
 employee stock plans                  1759              (20,504)                              26,150          5,646
                                     ------     -----   --------     -------      -----        ------      ---------
Restated balances,
  December 27, 1997                  92,586     4,750    406,952     878,965     (6,114)      (55,483)     1,229,070
                                                                                                           ---------
Comprehensive income:
 Net earnings -      restated                                        180,184                                 180,184
 Other comprehensive income:
  Foreign currency
   translation adjustments                                                      (10,342)                     (10,342)
                                                                                                           ---------
Comprehensive income - restated                                                                              169,842
                                                                                                           ---------
Dividends declared on common
stock, $.10 per share                                                 (9,246)                                 (9,246)
Treasury shares purchased              (592)                                                  (12,370)       (12,370)
Treasury shares delivered under
employee stock plans                    320               (1,674)                               7,470          5,796
                                     ------     -----   --------    ---------    ------        ------      ---------
Restated balances,
December 26, 1998                    92,314     4,750    405,278    1,049,903   (16,456)      (60,383)     1,383,092
                                                                                                           ---------
Comprehensive income:
Net earnings - restated                                               314,464                                314,464
Other comprehensive income:
Foreign currency
translation adjustments                                                           7,856                        7,856
                                                                                                           ---------
Comprehensive income - restated                                                                              322,320
                                                                                                           ---------
Dividends declared on common
stock, $.10 per share                                                  (9,230)                                (9,230)
Treasury shares purchased              (326)                                                   (6,170)        (6,170)
Treasury shares delivered under
employee stock plans                    378               (5,101)                               7,238          2,137
                                     ------     -----   --------    ---------    ------        ------      ---------
Restated balances,
December 25, 1999                    92,366   $ 4,750  $ 400,177  $ 1,355,137  $ (8,600)    $ (59,315)    $1,692,149
                                     ======     =====    =======    =========     =====        ======      =========


See Notes to consolidated financial statements.              F-4

                        IBP, inc. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                     52 Weeks Ended
                                           -----------------------------------
                                           Restated      Restated    Restated
                                           December      December    December
                                              25,          26,          27,
                                             1999          1998        1997
                                           ----------   ----------   ---------
                                                   Inflows (outflows)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                              $  314,464   $  180,184  $  118,788
 Adjustments to reconcile net earnings
  to cash flows from operations:
  Depreciation and amortization               113,508      100,821      92,292
  Amortization of intangible assets            26,544       25,405      17,638
  Noncash variable stock compensation         (11,991)      10,968      (1,872)
  Fixed assets impairment write-downs          29,351         -           -
  Deferred income tax (benefit) provision      (3,889)      (6,445)      1,273
  Extraordinary loss on extinguishment
   of debt                                       -          14,815        -
  Provision for bad debts                      15,507        1,890         514
  Net gain/loss on disposal of fixed
   Assets                                       1,710       16,996       1,587
  Net gain/loss on disposal of financings        -            -            210
  Change in customer advances                  12,000      (14,100)       -
  Other operating cash inflows                 14,897       14,392      10,471
  Other operating cash outflows                (4,603)      (8,299)     (2,739)
  Working capital changes, net of
   Effects of acquisitions:
   Accounts receivable                       (169,501)     (33,960)    (16,583)
   Inventories                                (96,283)     (13,773)    (11,761)
   Accounts payable and accrued
    liabilities                                45,512       71,936     (21,901)
   Checks in process of clearance              20,576      (29,464)     (7,715)
                                             --------     --------    --------
                                               (6,662)     151,182      61,414
                                             --------     --------    --------
Net cash flows provided by
 operating activities                         307,802      331,366     180,202
                                             --------     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash acquired          (396,612)     (78,332)   (320,091)
 Capital expenditures                        (194,853)    (172,112)   (133,925)
 Proceeds from disposals of marketable
  securities                                   20,800      257,721     403,723
 Purchases of marketable securities           (19,400)    (250,954)   (237,243)
 Investment in life insurance contracts        (7,759)     (38,000)     (4,000)
 Proceeds from disposals of fixed assets        4,523        2,511       4,762
 Insurance proceeds                             3,329          190          65
 Investment in notes receivable                (8,000)        -         (3,544)
 Other investing cash inflows                    -            -          3,772
Net cash flows used in investing              -------     --------     -------
  activities                                 (597,972)    (278,976)   (286,481)

                                     F-5
                                                     52 Weeks Ended
                                           -----------------------------------
                                           Restated      Restated    Restated
                                           December      December    December
                                              25,          26,          27,
                                             1999          1998        1997
                                           ----------   ----------   ---------
                                                   Inflows (outflows)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term debt                  307,000       11,000     238,460
 Purchase of treasury stock                    (6,170)     (12,370)    (73,915)
 Dividends paid                                (9,229)      (9,252)     (9,300)
 Exercise of stock options                      2,137        3,238       6,505
 Principal payments on long-term
  obligations                                  (3,777)    (114,371)   (212,054)
 Proceeds from issuance of long-term debt        2,992      49,781     132,187
 Premiums paid on early retirement of
  debt                                            -        (20,636)       -
                                              --------     -------     -------
 Net cash flows provided by (used in)
  financing activities                         292,953     (92,610)     81,883

 Effect of exchange rate on cash and
  cash equivalents                               1,698      (1,548)       (746)
                                               -------      ------      ------
 Net change in cash and cash equivalents         4,481     (41,768)    (25,142)
 Cash and cash equivalents at beginning
  of year                                       27,254      69,022      94,164
                                             ---------    --------      ------
 Cash and cash equivalents at end of year   $   31,735   $  27,254     $69,022
                                             =========    ========      ======
See notes to consolidated financial statements.

                   IBP, inc. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FISCAL  YEARS  ENDED DECEMBER 25, 1999,  DECEMBER
     26, 1998 AND DECEMBER 27, 1997
       Columnar amounts in thousands, except share and per
                          share amounts

     A.    GENERAL  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
     POLICIES:

      RESTATEMENTS -The accompanying financial statements have been restated to reflect adjustments for irregularities and misstatements at one of the company's subsidiaries, the application of variable plan accounting for certain stock options, and expanded disclosures related to segment information, acquisitions, long-term debt and capital lease obligations, contingencies, redeemable stock and capital stock. See Notes G, M and Q for more detail relating to the effects of these restatements.

          The   statements  of  cash  flows  have  also  been
     restated to provide more detail of certain cash transactions that were previously reported on a combined basis and to reclassify the change in the company's checks in process of clearing to cash flows from operations as a change in accounts payable, consistent with the balance sheet classification. The change in this balance previously was included in financing activities.

           PRINCIPLES OF CONSOLIDATION - All subsidiaries are wholly owned and are consolidated in the accompanying financial statements. All material intercompany balances, transactions and profits have been eliminated.

           MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

           FISCAL  YEAR - IBP's fiscal year ends on the  last
     Saturday of the calendar year.  Fiscal years 1999,  1998
     and 1997 all consisted of 52 weeks.

           REVENUE RECOGNITION - Revenues from product sales are recorded upon shipment to customers.

           EXPORT SALES - In 1999, 1998 and 1997, net export sales, principally to customers in Asia and also to destinations in the Americas and Europe, amounted to $1.7 billion, $1.6 billion and $1.7 billion, respectively.

           STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, management considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Such investments are carried at cost, which approximates fair value.

           DERIVATIVE INSTRUMENTS - To manage interest rate and currency exposures, the company uses interest rate swaps and currency forward contracts. IBP specifically designates interest rate swaps as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period they occur. Gains and losses related to foreign currency hedges of firmly committed transactions are deferred and are recognized in income when the hedged transaction occurs.

       To manage its commodity exposures, the company uses commodity futures, options and forward contracts. These instruments are used primarily in forward purchases of livestock and, to a lesser extent, forward sales of products. The company accounts for these instruments as hedges of specific lots of livestock or sales and any gain or loss is not recognized until the hedged transaction occurs.

       Livestock hedging gains or losses are included in cost of products sold while forward sales hedging transactions are recorded in net sales. Cash flows related to derivative financial instruments are classified in the statement of cash flows in a manner consistent with those of transactions being hedged.

           MARKETABLE SECURITIES - Marketable securities are classified as available for sale, are highly liquid and are purchased and sold on a short-term basis as part of IBP's management of working capital. Such securities consist of auction market preferred stock, which management does not intend to hold more than one year, and tax-exempt securities and commercial paper with maturities of less than one year. Marketable securities are carried at cost, which approximates fair value.

           INVENTORIES - Inventories are valued on the basis of the lower of first-in, first-out cost or market.

           PROPERTY, PLANT AND EQUIPMENT - Depreciation is provided for property, plant and equipment on the straight-line method over the estimated useful lives of the respective classes of assets as follows:

          Land improvements..................8 to 20 years
          Buildings and stockyards...........10 to 40 years
          Equipment..........................3  to 12 years

           Leasehold improvements, included in the equipment class, are amortized over the life of the lease or the life of the asset, whichever is shorter.

          GOODWILL - Goodwill is amortized on a straight-line basis generally over 40 years.

           IMPAIRMENT OF LONG-LIVED ASSETS - The company reviews the carrying value of its long-lived assets (including goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assessment of impairment is based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. During 1999, the company wrote down $30 million of impaired long-lived assets, including $15 million in the fourth quarter 1999. These write-downs, which were classified in cost of products sold, were primarily attributable to the company's decision to exit its cow boning business.


           FOREIGN CURRENCY TRANSLATION - The translation of foreign currency into U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate during the period. The gains or losses resulting from translation are included in stockholders' equity. Exchange adjustments resulting from foreign currency transactions, which were not material in any of the years presented, are generally recognized in net earnings.

          ACCOUNTING CHANGES - In June 1999, Statement of Financial Accounting Standard ("SFAS") No. 137 was issued, which deferred the effective date for SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective no later than the first quarter of fiscal 2001. Based upon the company's current level of derivatives activity, management expects that this standard will not materially affect the company's financial position or results of operations.

          Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", was issued in December 1999 and includes staff interpretations of the application of generally accepted accounting principles to revenue recognition. The company expects to adopt the provisions of SAB 101 in the first quarter of 2000 by recording a cumulative effect of accounting change related to revenue recognition of approximately $2,429, net of $1,489 tax. As a result of the guidance in SAB 101, the company will recognize revenue upon delivery of product to customers. The company had historically recognized revenue upon shipment, based on its interpretation of Statement of Financial Accounting Concepts No. 5, Revenue and Recognition in Measurement in Financial Statements of Business Enterprises.

            COMPREHENSIVE INCOME - Comprehensive income consists of net earnings and foreign currency translation adjustments. Management considers its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. There are no reclassification adjustments to be reported in the periods presented.

         RECLASSIFICATIONS - Certain reclassifications have been made to prior financial statements to conform to the current year presentation.

     B.   INVENTORIES:

          Inventories are comprised of the following:

                                     Restated
                                   December 25,  December 26,
                                       1999          1998

       Product inventories:
         Raw materials              $ 37,846      $ 22,552
         Work in process              83,638        69,790
         Finished goods              209,487       148,542
                                     -------       -------
                                     330,971       240,884
       Livestock                     137,300        89,321
       Supplies                       86,569        75,213
                                     -------       -------
                                    $554,840      $405,418
                                     =======       =======

     C.   CREDIT ARRANGEMENTS:

           At December 25, 1999, IBP had in place two committed revolving credit facilities totaling $600 million in potential borrowings. These facilities include a $500 million multi-year credit facility (the "Multi-Year Facility") and a $100 million revolving promissory note (the "Promissory Note"). From time to time, IBP also may use uncommitted lines of credit for some or all of its short-term borrowing needs.

           The Multi-Year Facility is a revolving facility with a maturity date of December 20, 2000. Facility fees can vary from .085 to .200 of 1% on the total amount of the facility. The Promissory Note was extended on May 1, 1999 and matures on April 30, 2000.

            In January 2000, the company increased its revolving credit capacity by $300 million via a one-year facility with two major financial institutions. Credit terms are similar to those in existing credit facilities.

            There were total borrowings of $490 million outstanding under the revolving facilities at December 25, 1999, $315 million of which was classified as current liabilities. IBP also had $133 million of short-term borrowings outstanding at year-end 1999 under uncommitted credit lines. The remaining $175 million under revolving facilities was classified as non-current in the consolidated balance sheet. The interest rate at December 25, 1999 on the non-current portion was 6.3%.

            During fiscal 1999, the maximum amount of borrowings under all of IBP's credit arrangements, including any amounts considered non-current, was $764 million. Average borrowings under IBP's credit arrangements and the weighted average interest rate during fiscal 1999 were $584 million and 5.4%. The comparable 1998 figures were average borrowings of $423 million and an average interest rate of 5.8%.

           IBP's credit facility agreements contain certain restrictive covenants that, among other things, (1) require the maintenance of a minimum debt service coverage ratio; and (2) provide for a maximum funded debt ratio.

     D.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

          Accounts payable and accrued expenses are comprised of the following:

                                      Restated
                                    December 25,  December 26,
                                        1999          1998

       Accounts payable,
       principally
         trade creditors              $275,183      $220,972
                                       -------       -------
       Checks in process of
         clearance                     115,768        94,888
       Accrued expenses:               -------       -------
         Employee compensation          86,504        74,728
         Employee benefits              44,997        34,771
         Property and other taxes       25,364        24,809
         Marketing costs                20,962        14,352
         Other                         100,372       100,997
                                       -------       -------
                                       278,199       249,657
                                       -------       -------
                                      $669,150      $565,517
                                       =======       =======
     E.   INCOME TAXES:

           Income tax expense consists of the following:
                               Restated   Restated   Restated
                                 1999       1998       1997
                               --------   --------   --------
       Current:
         Federal               $145,260   $118,260   $ 72,000
         State                   20,600     13,380      3,825
         Foreign                  3,100       (640)    (5,300)
                                -------    -------    -------
                                168,960    131,000     70,525
       Deferred:                -------    -------    -------
         Federal                 (6,108)    (6,774)     3,198
         State                     (406)       480        300
         Foreign                  2,625       (150)    (2,225)
                                -------    -------    -------
                                 (3,889)    (6,444)     1,273
                                -------    -------    -------
                               $165,071   $124,556   $ 71,798
                                =======    =======    =======

           Total income tax expense varies from the amount that would be provided by applying the U.S. federal income tax rate to earnings before income taxes. The major reasons for this difference (expressed as a percentage of pre-tax earnings) are as follows:

                                Restated  Restated   Restated
                                  1999      1998       1997
                                --------  --------   --------
      Federal income tax rate     35.0%     35.0%      35.0%
      State income taxes, net
        of federal benefit         2.7       3.0        1.7
      Settlement of federal
        audit issues              (2.7)       -          -
      Foreign tax items           (1.6)     (1.3)      (1.9)
      Goodwill amortization        1.4       1.9        2.5
      Officer stock options       (0.6)      0.8       (0.3)
      Other, net                   0.2      (0.4)       0.7
                                  ----      ----       ----
                                  34.4%     39.0%      37.7%
                                  ====      ====       ====
           Management reached a settlement with the U.S. Internal Revenue Service ("IRS") on audit issues related
     to  fiscal  years  1989, 1990  and  1991.   The  IRS  is
     currently  examining the years 1992  through  1996.   In
     management's opinion, adequate provisions for income taxes have been made for all years.

           Deferred income tax liabilities and assets were comprised of the following:


                                          Restated      Restated
                                          December      December
                                             25,           26,
                                            1999          1998
                                         ----------    ----------
       Deferred tax assets:
         Nondeductible accrued           $  104,026    $   96,648
       liabilities
         State tax credit carryforwards       9,140         8,543
         Bad debt and claims reserves         7,050         4,372
         Federal and state operating
          loss carryforwards                 31,969        20,874
         Other                                3,989         2,987
                                          ---------      --------
         Gross deferred tax assets          156,174       133,424
         Valuation allowance                 (9,140)       (8,543)
                                          ---------      --------
         Net deferred tax assets            147,034       124,881
                                          ---------      --------
       Deferred tax liabilities:
         Fixed assets                       (69,737)      (75,107)
         Intangible assets                  (15,544)      (11,445)
         Other                               (3,847)       (3,860)
                                           --------       -------
                                            (89,128)      (90,412)
                                           --------       -------
                                          $  57,906      $ 34,469
                                           ========       =======


            The net $0.6 million increase in the valuation allowance for deferred tax assets was the result of net state tax credits earned. No benefit has been recognized for these state tax credit carryforwards, most of which expire in the years 2004 through 2008.

            At   December   25,   1999,  after   considering
      utilization restrictions, the company's acquired tax loss carryforwards approximated $93.8 million, including $48 million acquired in the purchase of H&M Food Systems Company, Inc. (see note L). The net operating loss carryforwards, which are subject to utilization limitations due to ownership changes, may be utilized to offset future taxable income as follows:
      $20.6  million each in 2000, 2001, 2002  and  2003  and
      $11.4 million in 2004. Loss carryforwards not utilized in the first year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions. These carryforwards expire during the years 2005 through 2019.

      F.   LONG-TERM OBLIGATIONS:

           Long-term obligations are summarized as follows:

                                         December       December
                                            25,            26,
                                           1999           1998
                                        ----------     ----------
       Revolving credit facilities      $  175,000     $  175,000
       7.45% Senior Notes due 2007         125,000        125,000
       6.125% Senior Notes due 2006        100,000        100,000
       7.125% Senior Notes due 2026        100,000        100,000
       6.0% Securities due 2001             50,000         50,000
       Present value of minimum
        capital lease obligations           26,728         27,526
       Other                                13,725          1,076
                                         ---------      ---------
                                           590,453        578,602
       Less amounts due within one year      3,925          3,080
                                         ---------      ---------
                                        $  586,528     $  575,522
                                         =========      =========

            On January 31, 2000, the company issued $300 million of 7.95% 10-year notes under its $550 million Debt Securities program originally registered with the Securities and Exchange Commission ("SEC") in 1996. This Debt Securities program was subsequently amended and filed with the SEC on January 27, 2000. The net proceeds, issued at a slight discount to par, were used to repay existing borrowings under revolving credit facilities. Interest is payable semiannually.

             During the first quarter 1998, the company completed its purchase of all of the $112 million outstanding 10.75% Senior Subordinated Notes of its wholly owned subsidiary, Foodbrands America, Inc. ("Foodbrands"). Net prepayment premiums, accelerated amortization of unamortized deferred financing costs, and transaction expenses totaled $24 million, before applicable income tax benefit of $9 million, and was accounted for as an extraordinary loss.

            The purchase of the Foodbrands obligations by IBP
      was funded with available credit facilities. The portion of borrowings under IBP's revolving credit facilities considered long-term was $175 million at December 25, 1999 and December 26, 1998.

            Substantially all of the leased assets under capital leases can be purchased by IBP at the end of the respective lease terms. Leased assets at December 25, 1999 are comprised of $19.4 million in buildings and $12.1 million in equipment in the consolidated balance sheets, with accumulated amortization of approximately $12 million. Minimum lease payments under capital lease obligations for each of the five fiscal years subsequent to 1999 are (in millions); $4.4; $5.3; $3.2; $2.2; and $2.2. Amounts representing interest in the above payments total $5.7.

            Aggregate maturities of long-term obligations excluding capital leases, for each of the five fiscal years subsequent to 1999 are (in millions): $176.0;
      $51.0; $1.0; $1.0 and $2.5.

      G.   CAPITAL STOCK AND STOCK PLANS:

           Preferred Stock:

            The Board of Directors is authorized to issue up to 25,000,000 shares of preferred stock at such time or times, in such series, with such designations, preferences, or other special rights, as it may determine.

           Officer Long-Term Stock Plans:
            IBP has officer long-term stock plans which provide for awards to key officers of IBP which, subject to certain restrictions, will vest generally after five years resulting in the delivery of shares of common stock over the one-year period following such vesting. At December 25, 1999, there were approximately 607,000 shares available for future awards under the plans. The company recognized compensation expense for these plans totaling $3.1 million, $2.3 million and $3.3 million, respectively, in 1999, 1998 and 1997.

      The status of shares under the officer long-term stock plans is summarized as follows:

                                     Number of     Weighted
                                                    Average
                                      Shares    Price per Share
                                     --------------------------
       Balance, December 28, 1996     1,342.2        $11.13
         Granted                        290.6         21.11
         Delivered                   (1,020.0)         8.41
         Forfeited                      (10.2)        18.36
                                     --------------------------
       Balance, December 27, 1997       602.6         20.48
         Granted                         48.8         23.94
         Delivered                         -            -
         Forfeited                       (9.3)        21.48
                                      -------------------------
       Balance, December 26, 1998       642.1         20.54
         Granted                         61.7         22.49
         Delivered                      (86.9)        15.12
         Forfeited                       (6.9)        25.38
                                      -------------------------
       Balance, December 25, 1999       610.0        $21.84
                                      -------------------------

     Stock Option Plans:
           IBP has stock option plans under which incentive and non-qualified stock options may be granted to key employees and directors of IBP and its subsidiaries. As of December 25, 1999, the plans provided for the delivery of up to 7.1 million shares of common stock upon exercise of options granted at no less than the market value of the shares on the effective date of grant. An additional 0.4 million options granted in 1998 were non-qualified ("non-qualifying options") based upon differences in market price on the effective date and issuance date. The expense recorded for the non-qualifying options is recognized over the vesting period.

          The company's stock option plan grants officers additional bonus options if the original options are exercised. The original officer options are generally issued at market price at the date of the grant, vest over a five-year period and have a ten-year term. The bonus options are issued at market price at the date the bonus options are granted and are exercisable after two years, provided the shares acquired with the original options are still owned by the officer. As a result of the bonus options feature, variable plan accounting is appropriate for the options granted under these provisions. Compensation expense for the original options is recorded over the vesting period based on the difference between the market value and the exercise price at the end of each period. Compensation expense related to the bonus options is recorded based on the market value and the exercise prices over the vesting period from the date vesting becomes probable, to the date the bonus options are vested and exercisable. Compensation charges (credits) related to these options under variable plan accounting was ($11,991), $10,968 and ($1,872) in 1999, 1998, and 1997 respectively.

           All options may be granted for terms up to but not exceeding ten years and are generally fully vested after five years from the date granted. At December 25, 1999 and December 26, 1998, there were 2.7 million and 3.2 million options, respectively, reserved for future grants.

           The company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, compensation cost is recorded as described above for variable plan accounting and for fixed plan accounting is recorded based on the excess of the market price over the exercise price. Had compensation cost for IBP's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS No. 123,
     IBP's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                   Restated    Restated    Restated
                                     1999        1998        1997
     Net earnings - as reported   $314,464    $180,184    $118,788
     Net earnings - pro forma      300,322     186,895     114,236
     Earnings per share - as          3.41        1.95        1.28
       reported
     Earnings per share - pro         3.25        2.02        1.23
       forma
     Earnings per diluted share -
       as reported                    3.37        1.93        1.27
     Earnings per diluted share -
       pro forma                      3.22        2.00        1.22

           The weighted average fair values at date of grant for options granted at market value during 1999, 1998 and 1997 were $7.53, $7.29 and $7.91 per option respectively. The weighted-average fair value for the non-qualifying options granted in 1998 was $13.15 per option. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 1999, 1998 and 1997:

                                       1999       1998       1997
                                      -------    -------    -------
       Expected option life           6 years    6 years    6 years
       Expected annual volatility        26%       26%        26%
       Risk-free interest rate          5.8%       4.7%       5.8%
       Dividend yield                   0.4%       0.4%       0.4%

           The status of stock options under the plans is summarized as follows:

                             Number of  Weighted Average    Options
                              Shares     Price Per Share  Exercisable
       Balance at            ---------  ----------------  -----------
        December 28, 1996     4,549.9         $16.09         1,721.0
         Granted                658.2          21.63
         Exercised             (738.5)          8.78
         Canceled              (344.4)         21.25
                             ----------------------------------------



                             Number of  Weighted Average    Options
                              Shares     Price Per Share  Exercisable
       Balance at            ---------  ----------------  -----------
       December 27, 1997     4,125.2          17.85         1,846.3
         Granted at market
          Value                 208.7          21.37
         Granted at a price
          below market value    434.2          16.56
         Exercised             (320.1)         11.44
         Canceled              (199.4)         21.64
                             ----------------------------------------
       Balance at
        December 26, 1998     4,248.6          18.20         2,230.9
         Granted                651.0          20.63
         Exercised             (290.9)         10.64
         Canceled              (179.0)         21.65
       Balance at            ----------------------------------------
        December 25, 1999     4,429.7         $18.92         2,543.7



           The following table summarizes information about stock options outstanding at December 25, 1999:

       Range of        Number     Weighted Average
      Exercisable    Outstanding     Remaining      Weighted Average
        Prices       At 12/25/99  Contractual Life   Exercise Price
    ---------------  -----------  ----------------  ----------------
    $ 6.75 to 15.99        994.2        2.9 years           $10.84
     16.00 to 25.99      3,335.7        6.9 years            21.06
     26.00 to 33.00         99.8        7.0 years            28.11
    $ 6.75 to 33.00      4,429.7        6.3 years           $18.92

               Range of             Number
             Exercisable          Exercisable       Weighted Average
                Prices            At 12/25/99        Exercise Price
            ---------------       -----------       -----------------
            $ 6.75 to 15.99           971.1               $10.73
             16.00 to 25.99         1,529.2                21.77
             26.00 to 33.00            43.4                28.33
            $ 6.75 to 33.00         2,543.7               $17.65

          Share Delivery Restrictions:
            Shares of common stock to be delivered for approximately 0.6 million options under the stock option plans must come from previously issued shares. All other shares of stock to be delivered pursuant to the stock option plans and the officer long-term stock plans may alternatively come from previously authorized but unissued common stock.

     H.   SUPPLEMENTAL CASH FLOW INFORMATION:

            Supplemental information on cash payments is presented as follows:


                                        1999        1998        1997
                                      --------    --------    --------
       Interest, net of amounts
        Capitalized                   $ 47,906    $ 47,775    $ 37,670
       Income taxes                    193,721      74,343      39,017


     I.   FINANCIAL INSTRUMENTS:

          Interest and Currency Rate Derivatives:
           The company's policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost-effective manner, the company may enter into interest rate swaps in which the company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These interest rate swaps effectively convert a portion of the company's fixed-rate debt to variable-rate debt, or vice versa.

           The notional amounts of these swap agreements were $50 million at year-ends 1999 and 1998. The notional amounts of these and other derivative instruments do not represent assets or liabilities of the company but, rather, are the basis for the settlements under the contract terms.

           The company's Canadian subsidiary enters into currency futures contracts to hedge its exposures on receivables, live cattle and purchase commitments in foreign currencies. At December 25, 1999, the company had outstanding contracts to buy Canadian dollars totaling CDN$96 million at various dates through 2000. Comparable outstanding contracts at year-end 1998 totaled CDN$130 million. The company also had outstanding contracts at year-end 1999 to sell $20 million U.S. dollars at various dates. There were no such contracts outstanding at year-end 1998.

          There were no material realized or unrealized gains or losses for any derivative financial instruments in any of the fiscal years presented. The company monitors the risk of default by its financial instrument counterparties, all of which are major financial institutions, and does not anticipate nonperformance.

          Fair Value of Financial Instruments:
           The following methods and assumptions are used in estimating the fair value of each class of the company's financial instruments at December 25, 1999:

            For cash equivalents, marketable securities, accounts receivable, notes payable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the short-term nature of these instruments.

          For securities included in other assets, fair value is based upon quoted market prices for these or similar securities. The carrying amount approximates fair value for these securities. Life insurance contracts are carried at fair value.

          For long-term debt, fair value was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices. At year-end 1999, the carrying value exceeded the fair value by $25 million. At year-end 1998, the fair value exceeded the carrying value by $6 million. The company's long-term debt is generally not callable until maturity, except for the 7.125% Senior Notes due 2026.

          For derivatives, the fair value was estimated using
     termination  cash  values.  The  fair  values  of  IBP's
     derivatives  at  year-ends  1999  and  1998   were   not
     material.


     J.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

             IBP's subsidiary, Foodbrands America, Inc. ("Foodbrands"), has defined benefit pension plans at three of its facilities. Foodbrands also provides life insurance and medical benefits for substantially all retired hourly and salaried employees of one of its subsidiaries under various defined benefit plans.



                                   Pension Benefits     Other Benefits
                                   ----------------    ----------------
                                    1999      1998      1999      1998
                                   ------    ------    ------    ------
   Change in benefit obligation:
   Benefit obligation at
   beginning of                   $ 70,921  $ 68,933  $ 68,851  $ 69,410
   Service cost                        568       473       221       229
   Interest cost                     4,690     4,787     4,452     4,799
   Actuarial (gain) loss            (3,979)    3,117    (4,634)      666
   Benefits paid                    (6,284)   (6,389)   (5,938)   (6,253)
                                   -------    ------    ------    ------
   Benefit obligation at end of
   year                             65,916    70,921    62,952    68,851
                                   -------    ------    ------    ------

   Change in plan assets:
   Fair value of plan assets at
    beginning of year               66,737    65,110         5         9
   Actual return on plan assets      9,378     5,165         1      -
   Employer contribution               188     2,851     5,954     6,249
   Benefits paid                    (6,284)   (6,389)   (5,938)   (6,253)
                                   -------    ------    ------    ------
   Fair value of plan assets at
   end of year                      70,019    66,737        22         5
                                   -------    ------    ------    ------
   Funded status                     4,103    (4,184)  (62,930)  (68,846)
   Unrecognized net actuarial
   (gain)loss                       (3,967)    3,812    (3,064)    1,587
                                   -------    ------    ------    ------
   Net amount recognized          $    136  $(   372) $(65,994) $(67,259)
                                   =======    ======    ======    ======
   Amounts recognized in the
    statement of financial position
    consist of:
   Prepaid benefit cost           $  1,040  $  1,046  $   -     $   -
   Accrued benefit liability          (904)   (1,418)  (65,994)  (67,259)
                                   -------    ------    ------    ------
   Net amount recognized          $    136  $(   372) $(65,994  $(67,259)
                                   =======    ======    ======    ======
   Weighted-average assumptions
   as of year end:
   Discount rate                      7.75%     6.75%     7.75%     6.75%
   Expected return on plan assets     8.50%     8.50%      n/a       n/a



           For measurement purposes, a 9.2% annual rate of increase in the per capita claims cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 8.7% by 2001, 7.5% by 2006, and 6.5% by 2011 and remain at that level thereafter.

     Components of net periodic benefit cost:

      Pension benefits
                                        1999        1998        1997
                                      --------     -------     -------
      Service cost                    $    568    $    473    $    411
      Interest cost                      4,690       4,787       4,956
      Expected return on plan assets    (5,578)     (5,501)     (4,993)
                                       -------     -------     -------
      Net periodic (benefit) cost     $   (320)   $(   241)   $    374
                                       =======     =======     =======

      Other benefits
                                        1999       1998       1997
                                      --------     -------     -------
      Service cost                    $    221    $    229    $    197
      Interest cost                      4,452       4,799       5,018
      Expected return on plan assets      -             (1)         (2)
                                       -------     -------     -------
      Net periodic cost               $  4,673    $  5,027    $  5,213
                                       =======     =======     =======

           Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                        1-percentage-  1-percentage-
                                            Point          Point
                                          Increase       Decrease
                                       -------------   ------------
      Effect on total of service and
       interest cost components for      $   117        $   (45)
      1999
      Effect on year-end postretirement
       benefit obligation                $   923        $  (898)

   K. EARNINGS PER SHARE:

                                               Restated
                                 For the Year Ended December 25, 1999
                                 ------------------------------------
                                 Earnings       Shares      Per Share
                                (Numerator)  (Denominator)    Amount
                                 ---------    -----------   ---------
   Basic EPS
    Net earnings                 $ 314,464      92,298         $3.41
   Effect of Dilutive Securities                               =====
    Employee stock plans              -            991
                                  --------      ------
   Diluted EPS                   $ 314,464      93,289         $3.37
                                  ========      ======         =====


                                               Restated
                                 For the Year Ended December 26, 1998
                                 Earnings       Shares      Per Share
                                (Numerator)  (Denominator)    Amount

   Basic EPS
    Earning before extraordinary
     item                        $ 194,999       92,485         $2.11
   Effect of Dilutive Securities                                =====
    Employee stock plans             -             874
                                  --------       ------
   Diluted EPS                   $ 194,999       93,359         $1.95
                                  ========       ======         =====



                                               Restated
                                 For the Year Ended December 27, 1997
                                 Earnings       Shares      Per Share
                                (Numerator)  (Denominator)    Amount

   Basic EPS
    Net earnings                 $118,788       92,651         $1.28
   Effect of Dilutive Securities                               =====
    Employee stock plans             -           1,142
                                 --------       ------
   Diluted EPS                   $118,788       93,793         $1.27
                                 ========       ======         =====

           The summary below lists stock options outstanding at the end of the fiscal years which were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options had varying expiration dates.

                                   1999        1998        1997
                                     --------    --------    --------
      Stock options excluded from
       Diluted EPS computation         1,552          120        1,406

      Average   option  price   per   $24.72       $27.28       $24.95
      share

                       L.   ACQUISITIONS:

          On May 7, 1997, the company, through a wholly owned subsidiary, completed a merger with Foodbrands America, Inc. ("Foodbrands") for approximately $869 million, including liabilities assumed of approximately $528 million. Foodbrands is a leading U.S. producer, marketer and distributor of frozen and refrigerated products to the "away from home" food preparation market. The excess of the aggregate purchase price over fair value of identifiable assets and liabilities acquired of approximately $463 million was recognized as goodwill.

          On June 4, 1997, the company acquired The Bruss Company, a meat purveyor serving the domestic and international restaurant industry. The purchase price of $24.1 million included liabilities assumed of $5.8 million. The excess of the purchase price over the fair value of the net assets acquired of $4.9 million was recorded as goodwill.

          The company acquired Winchester Food Processing on September 24, 1997, for $17.5 million, which included liabilities assumed of $2.1 million. Winchester Foods, located in Hutchinson, Kansas, is a major producer of precooked bacon toppings marketed to national pizza chains and other foodservice customers. Pursuant to the purchase agreement, the purchase price is subject to adjustment of up to $5 million for contingent consideration payments, however, as of December 25, 1999, no contingent payments had been earned or paid. The excess of the purchase price over the estimated fair values of net assets acquired resulted in goodwill of approximately $13.9 million.

          The company, through a special acquisition subsidiary, purchased the assets of the appetizer division of Diversified Foods Group, L.L.C. ("DFG"), on October 18, 1998. The Chicago, Illinois-based division, which includes a production plant in Chicago and another in Newark, New Jersey, was acquired for a purchase price of $91.6 million, which included liabilities assumed of $15.2 million. Goodwill recorded for the excess of the purchase price over the value of net assets acquired totaled $65.5 million. Additional consideration of up to $40 million is provided under the amended DFG purchase agreement contingent on meeting specified earnings targets through 2001. As of December 25, 1999, no contingent payments had been made.

          On April 12, 1999, the company acquired the outstanding stock of H&M Food Systems Company, Inc. ("H&M"), a producer of custom-formulated pre-cooked meat products and prepared foods with two plants in Texas. The purchase price was $134.5 million, including assumed liabilities of $12.6 million. The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $75.7 million.

          The company acquired Zemco Industries, Inc., the owner of Russer Foods on April 8, 1999. Russer Foods, based in Buffalo, New York, produces and markets a variety of premium deli meats. The purchase price totaled $170.5 million, including assumed liabilities of $19.2 million. The allocation of the purchase price over the fair value of assets acquired resulted in goodwill of $110.3 million.

          On  June  28,  1999, the company  purchased  Wilton
     Foods, Inc. (Wilton) for $19.1 million, including assumed liabilities of $5.2 million. Wilton, a leading producer of hors d'oeuvres, appetizer, premium kosher meals and prepared foods, is operated under DFG. The excess of the aggregate purchase price over fair value of identifiable assets and liabilities acquired of approximately $13.1 million was recognized as goodwill. The DFG purchase agreement was amended upon the acquisition of Wilton to include Wilton's results in the contingent consideration calculation provided by the DFG purchase agreement, as described above.

          On August 23, 1999, IBP, through its IBP Foods, Inc. subsidiary, purchased substantially all of the operating assets of Thorn Apple Valley, Inc. ("TAVI"), a further processor of pork and poultry products, which had been involved in bankruptcy proceedings. The purchase price for the TAVI net assets totaled $109.9 million, which included liabilities assumed of $2.3 million. There were no intangible assets or goodwill recorded in connection with this acquisition.

          All of the consideration for the above acquisitions was in cash and all were accounted for by the purchase method of accounting. Accordingly, the accompanying consolidated statements of operations include the results from the respective dates of each acquisition. Goodwill under these acquisitions is being amortized on a straight-line basis over forty years. In addition, the company identified and recorded $11 million in other intangible assets, primarily registered trademarks, associated with the acquisitions. These other intangible assets are being amortized over their useful lives, generally ten to twenty years.

          The following unaudited pro forma financial information assumes the above businesses were acquired at the beginning of the year preceding the acquisition. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the assets been acquired at the beginning of the year preceding the acquisition, or of the results which may occur in the future. The pro forma results do not include TAVI's discontinued fresh pork operation that IBP did not purchase. However, the pro forma results do include significant TAVI nonrecurring charges related to goodwill and asset impairments, Russian credit losses, product recalls and bankruptcy-related legal and financing expenses.

                                               Fiscal Year Ended
                                              --------------------
                                              Restated    Restated
                                              Dec. 25,    Dec. 26,
                                                1999        1998
                                             (unaudited) (unaudited)

        Net sales                           $14,396,046   $13,618,468
        Earnings from operations                470,654       391,190
        Earnings before extraordinary item      242,118       199,678
        Net earnings                            242,118       184,863
        Earnings per diluted share:
         Earnings before extraordinary item       $2.60         $2.14
         Net earnings                              2.60          1.98


          Corporate Brand Foods America

            On   February  7,  2000,  the  company  acquired
     Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which will be accounted for as a pooling of interests, IBP issued 14.4 million common shares for all of the outstanding stock of CBFA. The company also assumed $316 million of CBFA's debt and $28 million preferred stock obligations.

           IBP had product sales to CBFA in IBP's fiscal years ended December 25, 1999 and December 26, 1998, totaling $65 million and $53 million, respectively. The effects of conforming CBFA's accounting policies to those of IBP are not expected to be material.

           Prior to the merger, CBFA's fiscal year ended on the Sunday closest to the last day of February. The following information presents certain statement of earnings data of CBFA for the periods preceding the merger, based on fiscal year periods that coincide with the company's fiscal year:

                                                        Restated
                                                       Period from
                      Restated         Restated         Inception
                    Twelve Months    Twelve Months   (Jan. 28, 1997)
                        Ended            Ended           Through
                    December 25,     December 26,     December 27,
                        1999             1998             1997
                     (unaudited)
     Net sales         $624,632         $480,855         $236,712
     EBITDA(1)           46,275           32,150           17,692
     Net earnings         3,403            2,968            2,960

     (1)Earnings before interest, taxes, depreciation and amortization



          M.   BUSINESS SEGMENTS:

            Segment information has been prepared in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Performance of the segments is evaluated on earnings from operations.

                The Beef Carcass segment is involved in  the
     slaughter of live fed cattle, reducing them to dressed carcasses and allied products for sales to further processors. Over 90% of Beef Carcass sales are to other IBP segments, chiefly to Beef Processing. The Beef Carcass segment also markets its allied products to manufacturers of pharmaceuticals and animal feeds.

           The Beef Processing segment is primarily involved in fabrication of dressed beef carcasses into primals and sub-primal meat cuts.

           The Pork segment is involved in hog slaughter and
     fabrication  and  related  allied  product   processing
     activities.

          The Beef Processing and Pork segments market their products to food retailers, distributors, wholesalers, restaurants and hotel chains and other food processors in domestic and international markets. The Pork segment also sells allied products to pharmaceutical and animal feeds manufacturers.

          The Foodbrands America segment consists of several IBP subsidiaries, principally Foodbrands America, Inc., The Bruss Company, and IBP Foods, Inc. The Foodbrands America group produces, markets and distributes a variety of frozen and refrigerated products to the away from home food preparation market, including pizza toppings and crusts, value-added pork-based products, ethnic specialty foods, appetizers, soups, sauces and side dishes as well as deli meats and
     processed   beef,  pork  and  poultry   products.   The
     Foodbrands America segment also produces portion-controlled premium beef and pork products for sale to restaurants and foodservice customers in domestic and international markets.

           The All Other segment includes several businesses that do not constitute reportable business segments. These businesses primarily include the company's logistics operations, its Lakeside Farm Industries, Ltd. subsidiary (Canadian beef slaughter and fabrication operation and cattle feedlot), its cow boning operations and its hide curing and tanning operations.

           Corporate and other includes various unallocated corporate items not attributable to the company's operating segments. The principal items in this caption are unallocated goodwill amortization and variable stock options expense (credits).

           Intersegment sales have been recorded at amounts approximating market. Earnings from operations are comprised of net sales less all identifiable operating expenses, allocated corporate selling, general and administrative expenses, and goodwill amortization. Allocable corporate costs are allocated generally based on sales. Net interest expense and income taxes have been excluded from segment operations.

                                   Restated       Restated         Restated
 NET SALES                           1999           1998             1997
                                  -----------     -----------     -----------
 Sales to unaffiliated
 customers:
  Beef Carcass                   $    941,226    $    956,893    $    996,674
  Beef Processing                   7,424,784       6,914,891       7,147,926
  Pork                              2,131,996       2,156,055       2,471,169
  Foodbrands America                1,819,355       1,229,401         857,943
  All Other                         1,757,847       1,591,395       1,785,072
                                  -----------     -----------     -----------
                                 $ 14,075,208    $ 12,848,635    $ 13,258,784
                                  ===========     ===========     ===========

 Intersegment sales:
  Beef Carcass                   $  7,293,431    $  6,942,784    $  7,337,055
  Beef Processing                     253,387         239,079         234,273
  Pork                                308,187         206,658         252,081
  All Other                           472,961         474,270         495,448
  Intersegment elimination         (8,327,966)     (7,862,791)     (8,318,857)
                                  -----------     -----------     -----------
                                 $       -       $       -       $       -
                                  ===========     ===========     ===========

 Net sales:
  Beef Carcass                   $  8,234,657    $  7,899,677    $  8,333,729
  Beef Processing                   7,678,171       7,153,970       7,382,199
  Pork                              2,440,183       2,362,713       2,723,250
  Foodbrands America                1,819,355       1,229,401         857,943
  All Other                         2,230,808       2,065,665       2,280,520
  Intersegment elimination         (8,327,966)     (7,862,791)     (8,318,857)
                                  -----------     -----------     -----------
                                 $ 14,075,208    $ 12,848,635    $ 13,258,784
                                  ===========     ===========     ===========

 EARNINGS FROM OPERATIONS
  Beef Carcass                   $     91,513    $    124,322    $    127,309
  Beef Processing                     163,656           1,651          34,369
  Pork                                151,689         119,838         (18,738)
  Foodbrands America                   72,721          79,505          29,132
  All Other                            46,730          72,536          60,968
                                  -----------     -----------     -----------
  Total from segments                 526,309         397,852         233,040
  Corporate                            (1,362)        (35,085)         (4,452)
                                  -----------     -----------     -----------
  Total earnings from operations      524,947         362,767         228,588
  Net interest expense                (45,412)        (43,213)        (38,002)
                                  -----------     -----------     -----------
  Pre-tax earnings               $    479,535    $    319,554    $    190,586
                                  ===========     ===========     ===========

 ACCOUNTS RECEIVABLE

  Beef Carcass                   $     53,958    $     44,554    $     53,080
  Beef Processing                     267,216         224,409         214,617
  Pork                                178,640         115,150         133,998
  Foodbrands America                  148,406          84,934          67,475
  All Other                           101,272         103,373          76,090
                                  -----------     -----------     -----------
  Total from segments                 749,492         572,420         545,260
  Corporate                            45,504          27,579          18,865
                                  -----------     -----------     -----------
                                 $    794,996    $    599,999    $    564,125
                                  ===========     ===========     ===========

Geographic location of
 property,
  plant and equipment, net
  United States                  $  1,162,525    $    995,155    $    934,980
  Canada                               82,379          76,938          82,102
                                  -----------     -----------     -----------
                                 $  1,244,904    $  1,072,093    $  1,017,082
                                  ===========     ===========     ===========
 ADDITIONS TO PROPERTY, PLANT
 AND EQUIPMENT, INCLUDING
 ACQUISITIONS

  Beef Carcass                   $     28,110    $     18,290    $     14,581
  Beef Processing                      18,254           6,990           6,030
  Pork                                 16,199          30,676          17,833
  Foodbrands America                  482,534         129,116         357,441
  All Other                            46,368          65,372          58,131
                                  -----------     -----------     -----------
  Total                          $    591,465    $    250,444    $    454,016
                                  ===========     ===========     ===========

 DEPRECIATION AND AMORTIZATION
  Of fixed assets:
  Beef Carcass                   $     17,157    $     16,846    $     17,519
  Beef Processing                      14,399          14,084          12,239
  Pork                                 19,551          18,779          18,949
  Foodbrands America                   39,284          28,116          18,925
  All Other                            21,831          21,706          23,259
                                  -----------     -----------     -----------
     Total from segments              112,222          99,531          90,891
   Corporate                            1,286           1,290           1,401
                                  -----------     -----------     -----------
   Total                         $    113,508    $    100,821    $     92,292
                                  ===========     ===========     ===========

  Of intangible assets:
  Foodbrands America             $     17,987    $     13,110    $      8,694
  All Other                               997           3,362           1,338
                                  -----------     -----------     -----------
     Total from segments               18,984          16,472          10,032
   Corporate                            7,560           8,933           7,606
                                  -----------     -----------     -----------
   Total                         $     26,544    $     25,405    $     17,638
                                  ===========     ===========     ===========

  NET SALES BY GEOGRAPHIC LOCATION OF CUSTOMERS

                                   1999           1998         1997
                               -----------    -----------   -----------
  United States                $11,916,663    $10,952,780   $11,167,708
  Japan                            845,150        784,624       909,855
  Canada                           510,801        421,701       508,568
  Korea                            224,131        134,271       224,272
  Mexico                           190,627        173,074       125,533
  Other foreign countries          387,836        382,185       322,848
                               -----------    -----------   -----------
                               $14,075,208    $12,848,635   $13,258,784
                               ===========    ===========   ===========
     N.    COMMITMENTS:

          The company leases various facilities and equipment under noncancelable operating lease arrangements that expire at various dates through the year 2012. Future minimum payments under noncancelable operating leases with lease terms in excess of one year at December 25, 1999 totaled approximately $68 million. Aggregate maturities for each of the five fiscal years subsequent to 1999 are (in millions) $17.5; $10.1; $7.1; $5.2; and
     $4.4.   The  company's rental expense for all  operating
     leases was (in millions) $25.2; $21.9; and $15.9 for fiscal years 1999, 1998 and 1997.

           The company had livestock and other purchase commitments, letters of credit, and other commitments and guarantees at December 25, 1999 aggregating approximately $302 million. Livestock purchase commitments were at a market or market-derived price at the time of delivery or were fully hedged if the price was determined at an earlier date.

           In addition to the livestock purchase commitments above, the company is committed to purchase approximately 24 million market hogs between 2000 and 2009 at market-derived prices under various contracts with producers. Contractual commitments for the next five years average approximately 4.6 million hogs annually, which represents approximately 21% of IBP's current annual production capacity.

     O.    CONTINGENCIES:

           IBP is involved in numerous disputes incident to the ordinary course of its business. In the opinion of management, any liability for which provision has not been made relative to the various lawsuits, claims and administrative proceedings pending against IBP, including those described below, will not have a material adverse effect on its future consolidated results of operations, financial position or liquidity.

           In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages, although plaintiffs have not specified the amounts they seek. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. While the District Court approved this narrower class in April 1999, the Court noted that it could decertify the class as discovery proceeds. The 11th Circuit granted IBP's request for a review of the class certification decision, and is expected to issue an opinion in early 2000. Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.

           On January 12, 2000, The United States Department of Justice ("DOJ"), on behalf of the Environmental Protection Agency ("EPA"), filed a lawsuit against IBP in U.S. District Court for the District of Nebraska, alleging violations of various environmental laws at IBP's Dakota City facility. This action alleges, among other things, violations of: (1) the Clean Air Act; (2) the Clean Water Act; (3) the Resource, Conservation and Recovery Act; (4) the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"); and
     (5) the Emergency Planning and Community Right to Know Act ("EPCRA"). This action seeks injunctive relief to remedy alleged violations and damages of $25,000 per violation per day for alleged violations which occurred prior to January 30, 1997, and $27,500 per violation per day for alleged violations after that date. The Complaint alleges that some violations began to occur as early as 1989, although the great majority of the violations are alleged to have occurred much later, and continue into the present. The company determined to reserve $3.5 million for the claims raised in this lawsuit based upon the evaluation of a confidential settlement demand received from the DOJ, and review and evaluation of the resolution of comparable claims, in light of the company's assessment of the facts as known to the company in light of the legal theories advanced by the DOJ. On the same basis, the company believes the range of exposure is between $3.5 million and $15.9 million, though is unable to predict with accuracy the ultimate resolution in this matter due to risks and uncertainties that make such an evaluation difficult at this time. The company believes it has meritorious defenses on each of these allegations and intends to aggressively defend these claims.

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

     P.   RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED):

            Restated quarterly results are summarized as follows:

                     Restated    Restated    Restated    Restated
                       First      Second      Third      Fourth       Restated
1999                  Quarter     Quarter    Quarter     Quarter       Annual
                    ----------  ----------  ----------  ----------  -----------
Net sales           $3,097,652  $3,478,467  $3,648,390  $3,850,699  $14,075,208
Gross profit           179,148     208,034     263,631     242,776      893,589
Net earnings            66,317      63,711     108,228      76,208      314,464
Earnings per share         .72         .69        1.17         .83         3.41
Earnings per diluted
 share                     .71         .68        1.16         .82         3.37
Dividends per share       .025        .025        .025        .025          .10
Market price:
 High                  29 3/16      23 1/8      25 3/4          25
 Low                    19 3/8      16 3/4          22      17 3/4



     The above quarterly data has been restated to reflect adjustments described in Note Q. The following quantifies the adjustments made to increase (decrease) the amounts originally reported to those presented above.




                     Restated    Restated    Restated    Restated
                       First      Second      Third      Fourth       Restated
                      Quarter     Quarter    Quarter     Quarter       Annual
                    ----------  ----------  ----------  ----------  -----------
DFG

Gross profit              -           -           -      $  (8,658)     $(8,658)
Net earnings              -           -           -         (9,621)      (9,621)
Earnings per share        -           -           -           (.10)        (.10)
Earnings per
diluted share             -           -           -           (.09)        (.10)


STOCK OPTIONS

Net earnings        $    9,419    $ (2,532)    $  (377)  $   4,316   $   10,824
Earnings per share         .10        (.03)       (.01)        .05          .12
Earnings per
diluted share              .10        (.03)       0.00         .04          .11

                     Restated    Restated    Restated    Restated
                       First      Second      Third      Fourth       Restated
1998                  Quarter     Quarter    Quarter     Quarter       Annual
                    ----------  ----------  ----------  ----------  -----------
Net sales           $3,224,944  $3,334,340  $3,210,689  $3,078,662  $12,848,635
Gross profit           103,829     126,141     193,251     238,987      662,208
Earnings before
 extraordinary item     11,797      36,771      63,968      82,463      194,999
Net earnings (loss)     (3,018)     36,771      63,968      82,463      180,184
Earnings per share:
 Earnings before
  extraordinary item       .13         .40         .69         .89         2.11
Net earnings (loss)       (.03)        .40         .69         .89         1.95
Earnings per
diluted share:
 Earnings before
  extraordinary item       .13         .39         .69         .88         2.09
 Net earnings (loss)      (.03)        .39         .69         .88         1.93
Dividends per share       .025        .025        .025        .025          .10
Market price:
 High                   24 1/2      23 1/8      21 1/8     29 7/16

 Low                  19 15/16      18 3/8     19 9/16          20



     The above quarterly data has been restated to reflect adjustments described in Note Q. The following quantifies the adjustments made to increase (decrease) the amounts originally reported to those presented above.


STOCK OPTIONS

Net earnings         $ (1,802)  $    2,918    $ (1,613)  $  (9,325)    $ (9,823)
Earnings per share       (.02)         .03        (.01)       (.10)        (.10)
Earnings per
diluted share            (.02)         .03        (.01)       (.10)        (.10)


     Q.   RESTATEMENTS:

     DFG RESTATEMENTS:

            Following the third quarter 2000, the company identified $9.6 million in adjustments that were necessary related to inaccuracies at its DFG subsidiary, which were reflected in the company's reported results in its Quarterly Report on Form 10-Q for the period ended September 23, 2000. As a result of these inaccuracies, which were identified during the fourth quarter 2000, the company initiated a comprehensive internal review of operations, systems, processes and controls related to its DFG subsidiary. These reviews and other issues raised during the fourth quarter 2000 resulted in recording certain charges and adjustments, as discussed below, which resulted from irregularities and misstatements and impacted previously reported results for the year ended December 25, 1999.

          The accompanying financial statements have been restated to reflect $15.5 million of pre-tax adjustments, related principally to overstated prepaid expenses; inventory valued above net realizable value; uncollectible accounts receivable due to customer short payments, unauthorized deductions and subsequent allowances; and underaccrual of liabilities for inventory purchases, temporary labor costs, marketing, rebates and commissions at December 25, 1999. These adjustments resulted in an $8.7 million increase in previously reported cost of products sold and a $6.8 million increase in selling, general and administrative expenses. The related tax impact of these adjustments of $5.9 million has also been reflected. The impact of these adjustments reduced net earnings by $9.6 million and related earnings per diluted share by $0.10 from amounts previously reported for fiscal 1999.

     STOCK OPTIONS:
           The company's stock option plan grants officers additional bonus options if the original options are exercised. The original officer options are generally issued at market price at the date of the grant, vest over a five-year period and have a ten-year term. The bonus options are issued at market price at the date the bonus options are granted and are exercisable after two years, provided the shares acquired with the original options are still owned by the officer. As a result of the bonus options feature, variable plan accounting is appropriate for the options granted under these provisions. Compensation expense for the original options has been revised and is now recorded over the vesting period based on the difference between the market value and the exercise price at the end of each period. Compensation expense related to the bonus options is recorded based on the market value and the exercise prices over the vesting period from the date vesting becomes probable, to the date the bonus options are vested and exercisable. Prior to the restatement, the company followed fixed accounting for these options, treating the original grants and the bonus option grants as two separate grants. The restatement records the period and cumulative accrued compensation and related deferred tax impact, which increased (decreased) compensation expense by $(11,991), $10,968 and $(1,872)
     in 1999, 1998 and 1997, respectively, and adjusted income tax expense for the tax benefit associated with the expense. The change increased (decreased) net earnings by $10,824, ($9,823) and $1,774 and earnings per diluted share by $0.11, ($0.10) and $0.02 in 1999,
     1998 and 1997, respectively.

     SEGMENTS:
           Note M has been restated for all periods presented to reflect a change in the segments from those previously reported. The company previously reported two segments, Fresh Meats and Foodbrands America. As a result of reconsidering the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the company has expanded the number of segments disclosed.

     CASH FLOW STATEMENTS:
           The statements of cash flows have also been restated to reflect the impact of the DFG misstatements and to reclassify the change in the company's checks in process of clearance to cash flows from operations rather than from financing activities. The restated cash flows also provide more detail of certain cash transactions that were previously reported on a combined basis.

         The following tables present the impact of the above restatements related to the balance sheets, statements of earnings, and statements of cash flows:

  CONSOLIDATED BALANCE SHEETS
  December 25, 1999
                                  As
                              Previously                 Stock        As
                               Reported      DFG        Options    Restated
                             ----------  ----------  ----------  -----------
  ASSETS
  CURRENT ASSETS:
  Cash and cash equivalents  $    32,164  $     (429)$      -     $   31,735
  Accounts receivable            798,551      (3,555)       -        794,996
  Inventories                    559,625      (4,785)       -        554,840
  Deferred income tax
  benefits                        58,296       2,606        -         60,902
  Prepaid expenses                18,293      (1,572)       -         16,721
    TOTAL CURRENT ASSETS       1,466,929      (7,735)       -      1,459,194
  Other assets                   108,342        -            365     108,707
     TOTAL ASSETS              3,713,239      (7,735)        365   3,705,869
  LIABILITIES AND
   STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
  Accounts payable and
  accrued expenses               663,974       5,176        -        669,150
  Federal and state income
  taxes                          139,099      (3,290)       -        135,809
    TOTAL CURRENT LIABILITIES  1,260,628       1,886        -      1,262,514
  Deferred income taxes               31        -            (31)       -
  Other                          157,284        -          7,394     164,678
  STOCKHOLDERS' EQUITY:
  Retained earnings            1,371,756      (9,621)     (6,998)  1,355,137
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY     3,713,239      (7,735)        365   3,705,869

  CONSOLIDATED BALANCE SHEETS
  December 26, 1998

  Deferred Credits and
  Other
  Liabilities:
    Deferred income taxes         17,037       -          (1,563)     15,474
   Other                         148,811       -          19,385     168,196
  Retained earnings            1,067,725       -         (17,822)  1,049,903
  Stockholders' equity         1,400,914       -         (17,822)  1,383,092

  CONSOLIDATED STATEMENTS OF EARNINGS
  52 Weeks Ended December 25, 1999
                                  As
                              Previously                 Stock        As
                               Reported      DFG        Options    Restated
                              ----------  ----------  ----------  ----------
  Cost of products sold      $13,172,961   $   8,658 $     -     $13,181,619
  Selling, general and
     administrative expenses     373,774       6,859     (11,991)    368,642
  Earnings from operations       528,473     (15,517)     11,991     524,947
  Income taxes                   169,800      (5,896)      1,167     165,071
  Net earnings                   313,261      (9,621)     10,824     314,464

  Earnings per share -
  Basic                            $3.39       $(0.10)     $0.12       $3.41
  Earnings per share -
  Diluted                          $3.36       $(0.10)     $0.11       $3.37

  CONSOLIDATED STATEMENT OF EARNINGS
  52 Weeks Ended December 26, 1998
                                  As
                              Previously                 Stock        As
                               Reported      DFG        Options    Restated
                              ----------  ----------  ----------  ----------
  Selling, general and
    administrative expenses  $   288,473   $     -   $    10,968 $   299,441
  Earnings from operations       373,735         -       (10,968)    362,767
  Income taxes                   125,700         -        (1,145)    124,555
  Net earnings                   190,007         -        (9,823)    180,184

  PER SHARE DATA:
   Earnings per share:
    Earnings before                $2.21   $     -        $(0.10)      $2.09
    extraordinary item
    Extraordinary loss             (0.16)        -           -         (0.16)
    Net earnings                   $2.05   $     -        $(0.10)      $1.95

  Earnings per share -
  assuming dilution:
   Earnings before                 $2.19   $     -        $(0.10)      $2.09
  extraordinary item
   Extraordinary loss              (0.16)        -           -         (0.16)
   Net earnings                     2.03   $     -        $(0.10)      $1.93


  CONSOLIDATED STATEMENT OF EARNINGS
  52 Weeks Ended December 27, 1997
                                  As
                              Previously                 Stock        As
                               Reported      DFG        Options    Restated
                              ----------  ----------  ----------  ----------
  Selling, general and
    administrative expenses $    216,176     $ -         (1,872)     214,304
  Earnings from operations       226,716       -          1,872      228,588
  Income taxes                    71,700       -             98       71,798
  Net earnings                   117,014     $ -          1,774      118,788

  PER SHARE DATA:
   Earnings per share:
    Earnings before
     extraordinary item            $1.26    $  -          $0.02        $1.28
    Extraordinary loss               -         -            -            -
    Net earnings                   $1.26    $  -          $0.02        $1.28

  Earnings per share -
  assuming dilution:
   Earnings before
    extraordinary item             $1.25    $  -          $0.02        $1.27
   Extraordinary loss                -         -            -            -
   Net earnings                    $1.25    $  -          $0.02        $1.27

  CONSOLIDATED STATEMENT OF CASH FLOWS
  52 Weeks Ended December 25, 1999
                                                      Reclass
                                As                   Checks in
                            Previously               Process of     As
                             Reported    DFG Impact  Clearance   Restated
                             ---------   ---------   ---------   ---------
  Net cash flows provided
  by operating activities    $ 287,655  $     (429) $   20,576  $  307,802
  Net cash flows provided
  by financing activities      313,529        -        (20,576)    292,953

  Net change in cash and
  cash equivalents               4,910        (429)       -          4,481

  Cash at end of year           32,164        (429)       -         31,735

  52 Weeks Ended December 26, 1998


  Net cash flows provided
  by operating activities    $ 360,830  $      -    $ (29,464)  $  331,366
  Net cash flows used in
    financing activities     $(122,074) $      -    $  29,464   $  (92,610)


  52 Weeks Ended December 27, 1997


  Net cash flows provided
  by operating activities    $ 187,917  $      -    $  (7,715)  $  180,202
  Net cash flows provided
  by financing activities       74,168         -        7,715       81,883

                REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Stockholders of IBP, inc.

            In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of changes in stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the consolidated financial position of IBP, inc. and subsidiaries at December 25, 1999 and December 26, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As indicated in Note Q, the company has restated its 1999 financial statements with respect to certain matters involving its subsidiary, DFG, to apply variable plan accounting to certain stock options and to provide expanded segment disclosures.


     PricewaterhouseCoopers LLP
     Omaha, Nebraska
     February 7, 2000, except as to Notes Q and M for which the date is March 2, 2001

      REPORT ON FINANCIAL STATEMENT INTEGRITY BY MANAGEMENT

     To our Stockholders:

          IBP's consolidated financial statements have been prepared by management and we are responsible for their integrity and objectivity. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. We believe these statements present fairly the company's financial position and results of operations.

          Our independent auditors, PricewaterhouseCoopers LLP, have audited these consolidated financial statements. Their audit was conducted using auditing standards generally accepted in the United States, which included consideration of our internal controls in order to form an independent opinion on the financial statements. We have made available to PricewaterhouseCoopers LLP, all the company's financial records, as well as the minutes of all meetings of stockholders, directors and committees of directors.

          IBP relies on a system of internal accounting controls to provide assurance that assets are safeguarded and transactions are properly authorized and recorded. We continually monitor these controls, modifying and improving them as business operations change. IBP maintains a strong internal auditing department that independently reviews and evaluates these controls as well.

          The Audit Committee of the Board of Directors provides oversight to ensure the integrity and objectivity of the company's financial reporting process and the independence of our internal and external
     auditors.        Both      internal      audit       and
     PricewaterhouseCoopers LLP, have complete access to the Board's Audit Committee with or without the presence of management personnel.

          Our management team is responsible for proactively fostering a strong climate of ethical conduct so that the company's affairs are carried out according to the highest standards of personal and corporate behavior. This responsibility is specifically demonstrated in IBP's conflict of interest policy that requires annual written acknowledgment by each and every officer and those management personnel so designated.

         We are pleased to present this annual report and the accompanying consolidated financial statements for your review and consideration.

     Most sincerely,





     /s/  Robert  L. Peterson            /s/  Larry   Shipley
     Robert L. Peterson                         Larry Shipley
     Chairman   and                           Chief Financial
     Chief  Executive  Officer                Officer
     IBP, inc.                                IBP, inc.


                        IBP, inc. AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               AND RESERVES

                     Fiscal Years 1997, 1998, and 1999
                              (In thousands)




                                                              Allowance
                                                             for Doubtful
                                                               Accounts
                                                             ------------
  Balance, December 28, 1996                                   $  9,873

     Amounts charged to costs and expenses                          514
     Recoveries of amounts previously
       written off                                                   39
     Write-off of uncollectible accounts                           (829)
     Acquired in business combinations                              511
     Foreign currency translation                                   (45)
                                                                 ------
  Balance, December 27, 1997                                     10,063

     Amounts charged to costs and expenses                        1,890
     Recoveries of amounts previously
      written off                                                   231
     Write-off of uncollectible accounts                           (101)
     Acquired in business combinations                              120
     Foreign currency translation                                   (92)
                                                                 ------
  Balance, December 26, 1998                                     12,111

     Amounts charged to cost and expenses                        15,507
     Recoveries of amounts previously
      written off                                                   100
     Write-off of uncollectible accounts                         (8,147)
     Acquired in business combinations                              412
     Foreign currency translation                                    67
                                                                -------
  Balance, December 25, 1999                                   $ 20,050
                                                                =======

                                        S-1