Form 10-Q/A
period 2000-03-25
IBP INC
filed 2001-03-13
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C. 20549


                        FORM 10-Q/A

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




                              -1-





              PART I.  FINANCIAL INFORMATION
                IBP, inc. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands)

                                               Restated      Restated
                                               March 25,    December 25,
                                                 2000          1999
                                             ------------  ------------
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                 $   34,357     $   32,865
    Accounts receivable, less allowance for
     doubtful accounts of $31,652 and $21,352    682,478        849,679
    Inventories                                  811,422        615,192
    Deferred income tax benefits and
      prepaid expenses                           102,443         82,992
                                               ---------      ---------
        TOTAL CURRENT ASSETS                   1,630,700      1,580,728

  Property, plant and equipment
    less accumulated depreciation
    of $991,927 and $960,386                   1,402,851      1,362,765
  Goodwill, net of accumulated
    amortization of $197,188 and $189,395      1,050,203      1,054,839
  Other assets                                   149,719        145,225
                                               ---------      ---------
                                              $4,233,473     $4,143,557
                                               =========      =========

LIABILITIES, REDEEMABLE STOCK
  and STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Notes payable to banks                       757,000        542,060
    Accounts payable                             403,633        421,564
    Deferred income taxes and other
      current liabilities                        434,791        455,968
    Current portion of long-term debt              4,028         13,125
                                               ---------      ---------
        TOTAL CURRENT LIABILITIES              1,599,452      1,432,717

  Long-term debt and capital lease
    obligations                                  710,321        789,861
  Deferred income taxes and other
    liabilities                                  174,400        175,932
                                               ---------      ---------
        TOTAL LIABILITIES                      2,484,173      2,398,510

  REDEEMABLE STOCK                                25,020         44,564
                                               ---------      ---------
  STOCKHOLDERS' EQUITY:
    Common stock at par value                      5,434          4,964
    Additional paid-in capital                   418,666        404,463
    Retained earnings                          1,369,047      1,358,971
    Accumulated other comprehensive income        (7,706)        (8,600)
    Treasury stock                               (61,161)       (59,315)
                                               ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY               1,724,280      1,700,483
							     ---------	  ---------
                                              $4,233,473     $4,143,557
                                               =========      =========


                                    -2-

See accompanying notes to condensed consolidated financial statements.


                IBP, inc. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

           (In thousands, except per share data)


                                                13 Weeks Ended
                                          --------------------------
                                            Restated      Restated
                                            March 25,     March 27,
                                              2000          1999
                                          ------------   ------------
Net sales                                  $3,829,184     $3,211,174
Cost of products sold                       3,593,872      3,006,156
                                            ---------      ---------
Gross profit                                  235,312        205,018
Selling, general and
  administrative expense                      129,495         88,908
Nonrecurring merger-related expense            31,299           -
                                            ---------      ---------

EARNINGS FROM OPERATIONS                       74,518        116,110

Interest expense, net                          21,316         13,744
                                            ---------      ---------

Earnings before income taxes, accounting
  change and extraordinary item                53,202        102,366

Income tax expense                             19,466         36,345
                                            ---------      ---------
Earnings before accounting
  change and extraordinary item                33,736         66,021

Cumulative effect of change in
  accounting principle                         (2,429)         -

Extraordinary loss on early extinguishment
  of debt, less applicable taxes              (15,037)         -
                                            ---------      ---------

NET EARNINGS                               $   16,270     $   66,021
                                            =========      =========


Earnings per common share:
  Earnings before cumulative effect of
     accounting change and extraordinary item   $ .29          $ .68
  Cumulative effect of change in
    accounting principle                         (.02)            -
  Extraordinary item                             (.14)            -
                                                 ----           ----
  Net earnings                                  $ .13          $ .68
                                                 ====           ====
Earnings per common share - assuming dilution:
  Earnings before cumulative effect of
     accounting change and extraordinary item   $ .29          $ .62
  Cumulative effect of change in
    accounting principle                         (.02)            -
  Extraordinary item                             (.14)            -
                                                 ----           ----
  Net earnings                                  $ .13          $ .62
                                                 ====           ====
Dividends per share                             $.025          $.025
                                                 ====           ====
                                    -3-

 Pro forma amounts assuming the
  accounting change is applied
  retroactively:

 Earnings before extraordinary item        $   33,736     $   64,960
                                            =========      =========
 Net earnings                              $   18,699     $   64,960
                                            =========      =========
 Net earnings per common share:
  Earnings before extraordinary item           $ .29          $ .67
                                                 ====           ====
  Net earnings                                 $ .15          $ .67
                                                 ====           ====
 Earnings per common share - assuming dilution:
  Earnings before extraordinary item           $ .29          $ .61
                                                 ====           ====
  Net earnings                                 $ .15          $ .61
                                                 ====           ====

See accompanying notes to condensed consolidated financial statements.


                                    -4-

                IBP, inc. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED
                 STATEMENTS OF CASH FLOWS
                      (In thousands)
                                                 13 Weeks Ended
                                            -------------------------
                                             Restated       Restated
                                             March 25,      March 27,
                                               2000           1999
                                            -------------------------
                                              Inflows (outflows)


NET CASH FLOWS USED BY OPERATING ACTIVITIES   $ (3,426)     $ (1,965)
                                              --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                          (75,663)      (47,363)
 Proceeds from sale of fixed assets              2,098           847
 Investments in equity ventures                (10,375)          -
(10,375)
 Purchases of marketable securities                -         (19,400)
 Proceeds from disposals of marketable
  securities                                       -          14,400
 Other investing cash inflows                      -           1,141
 Other investing cash outflows                    (289)          -
                                              --------       -------
 Net cash flows used by
  investing activities                         (84,229)      (50,375)
                                              --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term debt                   309,040        63,511
 Principal payments on long-term
  obligations                                 (482,738)       (2,520)
 Proceeds from issuance of long-term debt      295,541           -
 Exercise of stock options                         550        (1,509)
 Dividends paid                                 (2,309)       (2,308)
 Purchases of treasury stock                    (2,491)       (1,266)
 Redemption of preferred stock                 (28,512)          -
 Other financing cash outflows                     -            (273)
                                              --------       -------
 Net cash flows provided by
  financing activities                          89,081        55,635
                                              --------       -------
Effect of exchange rate on cash
 and cash equivalents                               66           332
                                              --------       -------
Net change in cash and cash equivalents          1,492         3,627
Cash and cash equivalents at beginning
 of period                                      32,865        29,296
                                              --------       -------
Cash and cash equivalents at end of
 period                                      $  34,357     $  32,923
                                              ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest, net of amounts capitalized       $  20,345     $  14,945
  Income taxes, net of refunds received         10,030        30,952

 Depreciation and amortization expense          33,896        27,222
 Amortization of intangible assets               8,517         6,527

See accompanying notes to condensed consolidated financial statements.

                                   -5-

                IBP, inc. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Columnar amounts in thousands, except per share amounts

   A.  GENERAL

       Restatements

          The accompanying financial statements have been restated to reflect adjustments for irregularities and misstatements at one of the company's subsidiaries, for the cumulative and current period effect on revenue recognition of adoption of Staff Accounting Bulletin Rule 101 ("SAB 101"), the application of variable plan accounting for certain stock options, and expanded disclosures related to segment information. See Notes I, J and K for more detail relating to the effects of these restatements.

         The statement of cash flows has also been restated for the above adjustments and to provide more detail of certain cash transactions that were previously reported on a combined basis and to reclassify the change in the company's checks in process of clearing to cash flows from operations rather than from financing activities. The company has also provided additional disclosures related to acquisitions, long-term debt and capital lease obligations, contingencies, redeemable stock and capital stock.


        The condensed consolidated balance sheet of IBP, inc. and subsidiaries ("IBP" or "the company") at December 25, 1999 has been taken from audited financial statements at that date, as restated, and condensed. All other condensed consolidated financial statements contained herein have been prepared by IBP and are unaudited. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K, as amended, for the year ended December 25, 1999.

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

   B.  OTHER

        IBP's interim operating results of beef carcass, beef processing and pork segments may be subject to substantial fluctuations that do not necessarily occur or recur on a seasonal basis. Such fluctuations are normally caused by competitive and other conditions in the cattle and hog markets over which IBP has little or no control. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results to be attained for the full fiscal year.

   C.  INVENTORIES

       Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                                Restated       Restated
                                March 25,     December 25,
                                  2000           1999
                               -----------    -----------
   Product inventories:
    Raw materials              $ 79,626        $ 37,846
    Work in process              86,639          83,638
    Finished goods              398,165         269,839
                                -------         -------
                                564,430         391,323
   Livestock                    154,002         137,300
   Supplies                      92,990          86,569
                                -------         -------
                               $811,422        $615,192
                                =======         =======


   D.  EARNINGS PER SHARE


                                              13 Weeks Ended
                                         -------------------------
                                          Restated       Restated
                                          March 25,      March 27,
                                            2000           1999
                                         ----------     ----------
Numerator:
 Earnings before accounting
  change and extraordinary item           $ 33,736        $ 66,021
 Preferred stock dividends and accretion    (2,566)           (656)
                                           -------         -------
 Available for common shares              $ 31,170        $ 65,365
                                           =======         =======

Denominator:
 Weighted average common shares
  outstanding                              106,042          96,584
 Dilutive effect of employee stock plans     1,449           9,683
                                           -------         -------
 Diluted average common shares
  outstanding                              107,491         106,267
                                           =======         =======
 Basic earnings before accounting
  change and extraordinary item
  per common share                           $ .29           $ .68
                                              ====            ====
 Diluted earnings before accounting
  change and extraordinary item
  per common share                           $ .29           $ .62
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


                                        13 Weeks Ended
                                   -------------------------
                                     Restated      Restated
                                     March 25,     March 27,
                                       2000          1999
                                   ------------  -----------
   NET EARNINGS                       $16,270        $66,021
   Other comprehensive income:
    Foreign currency translation
     adjustments                          894          3,116
                                       ------         ------
   COMPREHENSIVE INCOME               $17,164        $69,137
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

              Prior to the merger, CBFA's fiscal year ended on the Sunday closest to the last day of February. The following information presents certain statement of earnings data for the separate companies corresponding to IBP's fiscal first quarters of 2000 and 1999:


                                               Quarter ended
                                      --------------------------------
                                         Restated          Restated
                                      March 25, 2000    March 27, 1999
                                      --------------    --------------
Net sales:
 IBP, as reported                       $3,686,184         $3,097,652
 Intercompany sales to CBFA                (28,507)           (14,335)
                                         ---------          ---------
 Net IBP sales                           3,657,677          3,083,317
 CBFA                                      171,507            127,857
                                         ---------          ---------
                                        $3,829,184         $3,211,174
                                         =========          =========
Net earnings (loss):
 IBP                                    $   55,159         $   66,317
 CBFA                                      (38,889)              (296)
                                         ---------          ---------
                                        $   16,270         $   66,021
                                         =========          =========

   G.  LONG-TERM OBLIGATIONS:

       Long-term obligations are summarized as follows:

                                                        Restated
                                       March 25,       December 25,
                                         2000            1999
                                     -------------    --------------
7.95% Senior Notes due 2010             $300,000         $   -
7.45% Senior Notes due 2007              125,000          125,000
6.125% Senior Notes due 2006             100,000          100,000
7.125% Senior Notes due 2026             100,000          100,000
6.0% Securities due 2001                  50,000           50,000
CBFA long-term obligations                  -             168,934
Revolving credit facilities                 -             218,327
Present value of minimum
 capital lease obligations                25,851           26,878
Other                                     13,498           13,847
                                         -------          -------
                                         714,349          802,986
Less amounts due within one year           4,028           13,125
                                         -------          -------
                                        $710,321         $789,861
                                         =======          =======

        On January 31, 2000, the company issued $300 million of 7.95% 10-year notes under its $550 million Debt Securities
   program  originally  registered  with  the  Securities   and
   Exchange Commission ("SEC") in 1996. This Debt Securities program was subsequently amended and filed with the SEC on January 27, 2000. The net proceeds, issued at a slight discount to par, were used to reduce IBP's revolving credit facilities, $175 million of which had been classified as non-
   current   at   December  25,  1999.   Interest  is   payable
   semiannually.

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

        In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The District Court approved this narrower class in April 1999. The 11th Circuit granted IBP's request for a review of the class certification decision, and a decision was rendered on April 20, 2000 reversing the district court decision to certify a class, on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. IBP expects the plaintiffs to attempt to file pleadings seeking to certify an amended class. In plaintiff's expert reports filed prior to the 11th Circuit decision reversing the class certification decision, plaintiffs were seeking up to $3 billion in damages on behalf of the class. Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.

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

        On February 22, 2000, a lawsuit was filed against IBP by certain shareholders in the United States District Court for the District of Nebraska seeking to certify a class of all persons who purchased IBP stock between March 25, 1999 and January 12, 2000. The complaint, seeking unspecified damages, alleges that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 there under, and claims IBP issued materially false statements about the company's compliance with environmental laws in order to inflate the company's stock price. Management believes it has accurately reported the company's compliance with environmental laws, and the company intends to vigorously contest these claims.


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

        The Foodbrands America segment consists of several IBP subsidiaries, principally Foodbrands America, Inc., The Bruss Company, and IBP Foods, Inc. The Foodbrands America group produces, markets and distributes a variety of frozen and refrigerated products to the "away from home" food preparation market, including pizza toppings and crusts, value-added pork-based products, ethnic specialty foods, appetizers, soups, sauces and side dishes as well as deli meats and processed beef, pork and poultry products. The Foodbrands America segment also produces portion-controlled premium beef and pork products for sale to restaurants and foodservice customers in domestic and international markets.

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

                                         13 Weeks Ended
                                     ---------------------
                                     Restated     Restated
                                     March 25,    March 27,
                                       2000         1999
                                     ---------    --------
  NET SALES
  Sales to unaffiliated customers:
   Beef Carcass                     $  265,982   $  224,277
   Beef Processing                   1,889,941    1,675,857
   Pork                                548,953      478,067
   Foodbrands America                  689,955      436,204
   All Other                           434,353      396,769
                                     ---------    ---------
                                    $3,829,181   $3,211,174
                                     =========    =========

  Intersegment sales:
   Beef Carcass                     $1,945,176   $1,679,555
   Beef Processing                      73,718       62,175
   Pork                                120,400       66,003
   All Other                           118,841      113,413
   Intersegment elimination         (2,258,135)  (1,921,146)
                                     ---------    ---------
                                         -            -
                                     =========    =========

  Net sales:
   Beef Carcass                     $2,211,158   $1,903,832
   Beef Processing                   1,963,659    1,738,032
   Pork                                669,353      544,070
   Foodbrands America                  689,955      436,204
   All Other                           553,194      510,182
   Intersegment elimination         (2,258,135)  (1,921,146)
                                     ---------    ---------
                                    $3,829,184   $3,211,174
                                     =========    =========

  EARNINGS FROM OPERATIONS
   Beef Carcass                     $   42,053   $   22,817
   Beef Processing                      13,319       13,158
   Pork                                 26,198       47,173
   Foodbrands America                  (29,119)      20,674
   All Other                            22,510        4,077
                                     ---------    ---------
     Earnings from Segments             74,961      107,899
   Corporate                              (443)       8,211
                                     ---------    ---------
   Total Earnings from Operations   $   74,518   $  116,110
                                     =========    =========

   Net interest expense                (21,316)     (13,744)
                                     ---------    ---------
   Earnings before income
     taxes, accounting change
     and extraordinary item         $   53,202   $  102,366
                                     =========    =========

  NET SALES BY LOCATION
   OF CUSTOMERS
   United States                    $3,237,974   $2,730,212
   Japan                               240,804      201,435
   Canada                              128,966      108,203
   Korea                                74,763       42,581
   Mexico                               53,333       40,730
   Other foreign countries              93,344       88,013
                                     ---------    ---------
                                    $3,829,184   $3,211,174
                                     =========    =========

J.  RESTATEMENTS:

     DFG RESTATEMENTS:
     Following the third quarter 2000, the company identified $9.6 million in adjustments that were necessary related to inaccuracies at its DFG subsidiary, which were reflected in the company's reported results in its Quarterly Report on Form 10-Q for the period ended September 23, 2000. As a result of these inaccuracies, which were identified during the fourth quarter 2000, the company initiated a comprehensive internal review of operations, systems, processes and controls related to its DFG subsidiary. These reviews and other issues raised during the fourth quarter 2000 resulted in recording certain charges and adjustments, as discussed below, which resulted from irregularities and misstatements and impacted previously reported results for the year ended December 25, 1999 and each of the quarterly periods of 2000.

	The accompanying financial statements have been restated to reflect $3,311 of pre-tax adjustments related principally to
overstated  prepaid  expenses;  inventory  valued   above   net
realizable value; uncollectible accounts receivable due to customer short payments, unauthorized deductions and subsequent allowances; and under accrual of liabilities for inventory
purchases,  temporary  labor  costs,  marketing,  rebates   and
commissions.   These adjustments resulted  in  an  increase  of
$2,344 in previously reported cost of products sold and a $967 increase in selling, general and administrative expenses for the first quarter 2000. The related tax impact of these adjustments of $1,200 has also been reflected. The impact of these adjustments reduced net earnings by $2,111 and related earnings per diluted share by $0.02 from amounts previously reported for first quarter 2000. The accompanying financial statements also reflect the related balance sheet adjustments made to the December 25, 1999 financial statements, as restated in the company's amended Form 10-K.

STOCK OPTIONS:
     The company's stock option plan grants officers additional bonus options if the original options are exercised. The original officer options are generally issued at market price at the date of the grant, vest over a five-year period and have a ten-year term. The bonus options are issued at market price at the date the bonus options are granted and are exercisable after two years, provided the shares acquired with the original options are still owned by the officer. As a result of the bonus options features, variable plan accounting is appropriate for the options granted under these provisions. Compensation expense for the original options has been revised and is now recorded over the vesting period based on the difference between the market value and the exercise price at the end of each period. Compensation expense related to the bonus options is recorded based on the market value and the exercise prices over the vesting period from the date vesting becomes probable, to the date the bonus options are vested and exercisable. Prior to the restatement, the company followed fixed accounting for these options, treating the original grants and the bonus option grants as two separate grants. The restatement records the period and cumulative accrued compensation and related deferred tax impact, which decreased compensation expense by $2,858 and $10,445 in the first quarters 2000 and 1999, respectively, and increased income tax expenses for the tax benefit associated with the expense. The change increased net earnings by $2,595 and $9,419 and earnings per diluted share by $0.02 and $0.09 in the first quarters 2000 and 1999, respectively.

REVENUE RECOGNITION:
      The restated financial statements reflect adjustments to adopt SAB 101 in first quarter 2000, as described in Note K. The company adopted SAB 101 effective in the first quarter 2000 by recording a cumulative adjustment that reduced net earnings by $2,429 or $0.02 per diluted share. Net earnings before the cumulative effect of the accounting change were reduced by $1,463 or $0.01 per diluted share.

SEGMENTS:
      Note I has been restated for all periods presented to reflect a change in the segments from those previously reported. The company previously reported two segments, Fresh Meats and Foodbrands America. As a result of reconsidering the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the company has expanded the number of segments disclosed.

ADDITIONAL DISCLOSURES:
     The statements of cash flows has also been restated for the above adjustments, to provide more detail of certain cash transactions that were previously reported on a combined basis and to reclassify the change in the company's checks in process of clearance to cash flows from operations rather than from financing activities.

      The following tables present the impact of the above restatements related to the balance sheets, statements of earnings, and statements of cash flows:

CONSOLIDATED BALANCE SHEET
March 25, 2000		       As
                           Previously                   Revenue        Stock         As
                            Reported        DFG       Recognition     Options     Restated
                          -----------   -----------   -----------   -----------   -----------
ASSETS
  CURRENT ASSETS:
    Accounts receivable  $   802,632   $    (3,990)  $  (116,164)  $      -      $   682,478
    Inventories              711,598        (9,741)      109,565          -
811,422
    Deferred income tax
      benefits and
      prepaid expenses       101,253           869           321          -          102,443
  TOTAL CURRENT ASSETS     1,649,840       (12,862)       (6,278)         -
1,630,700
     TOTAL ASSETS        $ 4,252,613   $   (12,862)  $    (6,278)  $      -
$ 4,233,473
                          ==========    ==========    ==========    ==========
==========

                                    -15-


                               As
                           Previously                   Revenue        Stock         As
LIABILITIES AND             Reported        DFG       Recognition     Options     Restated
STOCKHOLDERS' EQUITY      -----------   -----------   -----------   -----------   ---------
  CURRENT LIABILITIES:
    Accounts payable     $   403,562   $        71   $      -      $      -
$   403,633
    Deferred income
     taxes and other
     current liabilities     438,378        (1,201)         -           (2,386)
434,791
        TOTAL CURRENT
          LIABILITIES      1,602,968        (1,130)         -           (2,386)
1,599,452
    Deferred income
     taxes and other non-
     current liabilities     169,997          -            4,403          -
174,400
       TOTAL LIABILITIES   2,483,286        (1,130)        4,403        (2,386)
2,484,173
  STOCKHOLDERS' EQUITY:
    Retained earnings      1,389,074       (11,732)       (4,403)       (3,892)
1,369,047
      TOTAL STOCKHOLDERS'
       EQUITY              1,744,307       (11,732)       (4,403)       (3,892)
1,724,280
        TOTAL LIABILITIES
          AND STOCKHOLDERS'
            EQUITY       $ 4,252,613   $   (12,862)  $      -      $    (6,278)
$ 4,233,473
                          ==========    ==========    ==========    ==========    ==========

CONSOLIDATED STATEMENT
OF EARNINGS
13 weeks ended           	 As
March 25, 2000             Previously                   Revenue        Stock          As
                            Reported        DFG       Recognition     Options       Restated
                          -----------   -----------   -----------   -----------   -----------
Net Sales                $ 3,882,037   $      -      $   (52,853)  $      -
$ 3,829,184
Cost of products sold      3,642,058         2,344       (50,530)         -
3,593,872
                          ----------    ----------    ----------    ----------
----------
Gross profit                 239,979        (2,344)       (2,323)         -
235,312
Selling, general and
 administrative expenses     131,349           967            37        (2,858)
129,495
Earnings from operations      77,331        (3,311)       (2,360)        2,858
74,518
Income tax expense            21,300        (1,200)         (897)          263
19,466
Earnings before
  accounting change
  and extraordinary item      34,715        (2,111)       (1,463)        2,595
33,736

Cumulative   effect   of
change in accounting
principle                       -             -           (2,429)         -
(2,429)
Net earnings                  19,678        (2,111)       (3,892)        2,595
16,270

                                    -16-
CONSOLIDATED STATEMENT
OF EARNINGS
13 weeks ended           	 As
March 25, 2000              Previously                   Revenue        Stock          As
(continued)                 Reported        DFG       Recognition     Options       Restated
                          -----------   -----------   -----------   -----------   -----------
Earnings   per    common
share:
 Earnings before
  accounting change
  and extraordinary item $      0.30   $     (0.02)  $     (0.01)  $      0.02
$      0.29
  Cumulative effect  of
   change in accounting
   principle                     -             -           (0.02)          -
(0.02)                                      (0.02)                 (0.02)
  Extraordinary item           (0.14)          -             -             -
(0.14)                        (0.14)
(0.14)
  Net earnings                  0.16         (0.02)        (0.03)         0.02
0.13

Earnings   per    common
share -   assuming dilution:
 Earnings before
  accounting change
  and extraordinary item $      0.30   $     (0.02)  $     (0.01)  $      0.02
$      0.29
  Cumulative effect  of
   change in accounting
   principle                     -             -           (0.02)          -
(0.02)         (0.02)
  Extraordinary item           (0.14)          -             -             -
(0.14)
  Net earnings                  0.16         (0.02)        (0.03)         0.02
0.13

CONSOLIDATED STATEMENT
OF EARNINGS
13 weeks ended           	 As
March 27, 1999             Previously                   Revenue        Stock         As
                            Reported        DFG       Recognition     Options     Restated
                          -----------   -----------   -----------   -----------  -----------
Selling, general and
 administrative expenses $    99,353   $     -       $     -       $   (10,445)
$    88,908
Earnings from operations     105,665         -             -            10,445
116,110
Income taxes                  35,319         -             -             1,026
36,345
Net earnings                  56,602         -             -             9,419
66,021
Earnings per share -
Basic                    $      0.58         -             -       $      0.10
$      0.68
Basic
Earnings per share -            0.53         -             -              0.09
0.62
diluted


CONSOLIDATED STATEMENTS OF
CASH FLOWS
                                                          Reclass
13 Weeks Ended March 25, 2000        As                  Checks in
                                 Previously     DFG     Process of         As
                                  Reported    Impact     Clearance      Restated
                                -----------  -----------  -----------  -----------
Net cash flows provided by
   operating activities        $   (37,259) $      429   $    33,404  $  (3,426)
Net cash flows provided by
   financing activities            122,485         -         (33,404)    89,081
Net change in cash and cash
   equivalents                       1,063         429          -         1,492

13 Weeks Ended March 27, 1999

Net cash flows provided by
   operating activities        $   (35,241) $      -     $   33,276   $  (1,965)
Net cash flows provided by
   financing activities             88,911         -        (33,276)     55,635

                                   -17-

K.  REVENUE RECOGNITION:
    -------------------

      Beginning in the first quarter 2000, the company changed its method of accounting for revenue recognition in accordance with Staff
Accounting   Bulletin  No.  101  ("SAB   No.   101"),   Revenue
Recognition  in  Financial  Statements.  As  a  result  of  the guidance  in  SAB  No. 101, the company will recognize  revenue
upon  delivery  to  customers.   Previously,  the  company  had
recognized  revenue upon shipment to customers,  in  accordance with  its  interpretation of Statement of Financial  Accounting
Concepts  No.  5,  Revenue and Recognition  in  Measurement  in
Financial  Statements of Business Enterprises.  The  cumulative effect  of  the change on prior years resulted in a  charge  to earnings of $2,429 (net of income taxes of $1,489) or $.02  per share,  which  is  included in earnings for the  quarter  ended
March  25, 2000. The effect of the change on the quarter  ended
March  25,  2000  was to decrease income before the  cumulative effect of the accounting change by $1,463 ($.01 per share). The pro  forma  amounts  presented in the earnings  statement  were
calculated   assuming   the   accounting   change   was    made
retroactively to prior periods.

      For the quarter ended March 25, 2000, the company recognized $63,311 in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue in the quarter ended March 25, 2000 was to increase net earnings by $2,429 (after reduction for income taxes of $1,489) during that period.

           MANAGEMENT'S DISCUSSION AND ANALYSIS
           ------------------------------------

    This quarterly report on Form 10-Q contains forward-looking statements that reflect management's current view with respect to future events and financial performance. Specifically, these forward-looking statements include risks and uncertainties. Thus, actual results may differ materially from those expressed or implied in those statements. Those risks and uncertainties include, without limitation, risks of changing market conditions with regard to livestock supplies and demand for the company's products, domestic and international legal and regulatory risks, the costs of environmental compliance, the impact of governmental regulations, operating efficiencies, as well as competitive and other risks over which IBP has little or no control. Moreover, past financial performance should not be considered a reliable indicator of future performance. The company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

    RESTATEMENTS
    ------------

     Management's discussion and analysis has been revised and expanded to reflect the following items, as described in Note J to the financial statements:

DFG RESTATEMENTS:
     Following  the third quarter 2000, the company  identified
$9.6 million in adjustments that were necessary related to inaccuracies at its DFG subsidiary, which were reflected in the company's reported results in its Quarterly Report on Form 10-Q for the period ended September 23, 2000. As a result of these inaccuracies, which were identified during the fourth quarter 2000, the company initiated a comprehensive internal review of its accounting records, systems, processes and controls related to its DFG subsidiary. These reviews and other issues raised during the fourth quarter 2000 resulted in recording certain charges and adjustments, as discussed below, which impacted previously reported results for the year ended December 25, 1999 and each of the unaudited interim periods of 2000.


     The accompanying discussion and analysis has been revised to reflect $3,311 of pre-tax adjustments related principally to overstated prepaid expenses; inventory valued above net realizable value; uncollectible accounts receivable due to customer short payments, unauthorized deductions and subsequent allowances; and under accrual of liabilities for inventory purchases, temporary labor costs, marketing, rebates and commissions. These adjustments resulted in an increase of $2,344 in previously reported cost of products sold and a $967 increase in selling, general and administrative expenses for the first quarter 2000. The related tax impact of these adjustments of $1,200 has also been reflected. The impact of these adjustments reduced net earnings by $2,111 and related earnings per diluted share by $0.02 from amounts previously reported for the first quarter 2000.

STOCK OPTIONS:
     The company's stock option plan grants officers additional bonus options if the original options are exercised. The original officer options are generally issued at market price at the date of the grant, vest over a five-year period and have a ten-year term. The bonus options are issued at market price at the date the bonus options are granted and are exercisable after two years, provided the shares acquired with the original options are still owned by the officer. As a result of the bonus options feature, variable plan accounting is appropriate for the options granted under these provisions. Compensation expense for the original options has been revised and is now recorded over the vesting period based on the difference between the market value and the exercise price at the end of each period. Compensation expense related to the bonus options is recorded based on the market value and the exercise prices over the vesting period from the date vesting becomes probable, to the date the bonus options are vested and exercisable. Prior to the restatement, the company followed fixed accounting for these options, treating the original grants and the bonus option grants as two separate grants. The restatement decreased compensation expense by $2,858 and $10,445 in the first quarters 2000 and 1999, respectively, and increased income tax expenses for the tax benefit associated with the expense. The change increased net earnings by $2,595 and $9,419 and earnings per diluted share by $0.02 and $0.09 in the first quarters 2000 and 1999, respectively.

REVENUE RECOGNITION:
      The restated financial statements reflect adjustments to adopt SAB 101 in first quarter 2000, as described in Note K. The company adopted SAB 101 effective in the first quarter 2000 by recording a cumulative adjustment that reduced net earnings by $2,429 or $0.02 per diluted share. Net earnings before the cumulative effect of the accounting change were reduced by $1,463 or $0.01 per diluted share.

SEGMENTS:
      The company previously reported two segments, Fresh Meats and Foodbrands America. As a result of reconsidering the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has expanded the number of segments disclosed.


    ACQUISITION
    -----------

     On February 7, 2000, the company acquired the outstanding common stock of Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which was accounted for as a pooling of interests, IBP issued approximately 14.4 million common shares for all of the outstanding common stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. At the acquisition date, all of the debt obligations were refinanced (see Note G) and the preferred stock was redeemed. The companies incurred $31 million of nonrecurring merger-
related expenses, related primarily to an increase in the valuation of CBFA's restricted redeemable stock, a non-cash charge of $21 million, and transaction-related fees of $8 million.

RESULTS OF OPERATIONS
---------------------

   Beef Carcass operating earnings improved to 1.9% of net sales in the first quarter 2000 versus 1.2% in the first quarter 1999. The improvement was due mainly to increased volume of beef carcasses sold along with improved capacity utilization.

   Beef Processing operating earnings were 0.7% of net sales in the first quarter 2000 versus 0.8% in the first quarter 1999.
Although earnings were flat from the prior year, demand was strong and capacity utilization improved.

   Pork operating earnings decreased to 3.9% of net sales in the first quarter 2000 versus 8.7% in the first quarter 1999. Pork performance in the first quarter 2000 was better than in any first quarter in any year other than in 1999. The first quarter 1999 results included a receivable write-down of $4 million or net $.03 per diluted share related to a customer in bankruptcy proceedings.

   In the Foodbrands America segment, operating earnings in 2000 were reduced by the DFG issue and two other unusual items. The most significant item was $31 million in pre-tax, nonrecurring CBFA merger-related expense, which consisted of $21 million in increased valuation of CBFA's restricted redeemable stock and $10 million in professional fees and other expenses. The second unusual item was an $11 million pre-tax bad debt provision increase due to a customer's bankruptcy. This customer's bankruptcy will not have a material negative impact on the company's net sales. The company had product sales of $342 million to this customer in 1999. Additionally, the IBP Foods, Inc. operation, consisting of former Thorn Apple Valley, Inc. facilities purchased in the third quarter 1999, lost $11 million in the first quarter 2000. Excluding the unusual items and the IBP Foods, Inc. loss, the Foodbrands America segment earned $27 million from operations compared to $21 million in the first quarter 1999, primarily due to new acquisitions and stronger foodservice performance.

   The All Other segment operating earnings improved to 4.1% of net sales in the first quarter 2000 versus 0.8% in the first quarter 1999. Improved overall performance in this segment was primarily the result of increased capacity utilization and stronger product demand at the company's Canadian beef complex.

   The 105% decrease in Corporate operating items was primarily attributable to a lower credit to stock option expense in 2000, as a result of fluctuations in the company's stock price.

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

    COMPARATIVE SEGMENT RESULTS
    ---------------------------

                                  13 Weeks Ended
                            ------------------------
                              Restated     Restated
                              March 25,    March 27,
                                2000         1999      % Change
                            -----------   ----------    --------
                                 (in thousands)
  Net Sales:
   Beef Carcass             $2,211,158    $1,903,832       +16%
   Beef Processing           1,963,659     1,738,032       +13%
   Pork                        669,353       544,070       +23%
   Foodbrands America          689,955       436,204       +58%
   All Other                   553,194       510,182        +8%
   Intersegment elimination (2,258,135)   (1,921,146)      +18%
                             ---------     ---------
                            $3,829,184    $3,211,174       +19%
                             =========     =========

  Earnings from Operations:
   Beef Carcass             $   42,053    $   22,817       +84%
   Beef Processing              13,319        13,158        +1%
   Pork                         26,198        47,173       -44%
   Foodbrands America          (29,119)       20,674      -241%
   All Other                    22,510         4,077      +452%
                             ---------     ---------
     Earnings from segments     74,961       107,899       -31%
   Corporate                      (443)        8,211      -105%
                             ---------     ---------
Total Earnings from
     operations             $   74,518    $  116,110       -36%
                             =========     =========


     SALES

     The 16% increase in Beef Carcass segment net sales for the first quarter 2000 versus the same period in 1999 was due primarily to an 11% increase in average selling prices of beef carcasses sold along with a 5% increase in pounds of beef carcass products sold. Approximately 90% of Beef Carcass sales are intersegment sales, principally to the Beef Processing segment operations.

      The 13% increase in Beef Processing segment net sales for the first quarter 2000 versus the same period in 1999 was due primarily to a 9% increase in average selling prices of beef products sold along with a 4% increase in pounds of beef products sold.

     The  23%  increase  in Pork segment net  sales  for  first quarter  2000 versus the same period in 1999 was due  primarily to  a  19% increase in selling prices of pork along with  a  4%
increase in pounds of pork products sold.

   The 58% increase in Foodbrands America's net sales was due in large part to acquisitions subsequent to the first quarter 1999. The 1999 additions (Russer Foods and H&M Foods in the second quarter, IBP Foods and Wilton Foods in the third quarter and Wright Brand Foods, Inc. (by CBFA) in the fourth quarter) increased net sales by almost $200 million. Excluding the effect of acquisitions, existing operations' net sales increased 13% on higher sales volume and price increases.

   The 8% increase in All Other segment net sales for the first quarter 2000 versus the same period in 1999 was due primarily to increased average selling prices and increased volume of hides sold along with higher average selling prices and increased volume of beef products sold from the company's Canadian beef complex.

   Net export sales increased 25% in the first quarter 2000 from the year earlier despite an increase in pounds sold of only 2% from the prior year. The 25% net sales increase resulted from both pricing and product mix factors. As the Far East has continued to recover from the economic difficulties of the recent past, the product mix sold to the region has shifted more toward higher-end products. Net sales into Asia, which accounted for 75% of total exports, increased 31% in the first quarter 2000 from the prior year. Sales into Mexico also improved 33% on a volume increase of 31%. Net export sales accounted for 15% of total net sales in the first quarter of 2000 versus 15% in the same 1999 period.

   COST OF PRODUCTS SOLD

   In the Beef Carcass segment, the cost of products sold in the first quarter 2000 increased 15% from the first quarter 1999. Higher average live cattle prices and increased beef volume were the principal reasons for the higher 2000 costs. Plant costs also increased due in large part to higher labor costs.

     In the Beef Processing segment, the cost of products sold in the first quarter 2000 increased 13% from the first quarter 1999. Higher average raw material costs, passed through from the Beef Carcass segment, due to the increase in live cattle prices along with increases in volume produced were the main factors in the higher 2000 costs. Plant costs also increased due in large part to higher labor costs.

     In the Pork segment, the cost of products sold in the first quarter 2000 increased 30% from the first quarter 1999. Significantly higher live hog prices were the principal reason for the higher 2000 costs. Plant costs also increased due in large part to higher labor costs.

     Foodbrands America's first quarter 2000 cost of products sold increased 67% from the first quarter 1999. Excluding the effect of acquisitions, higher costs resulted from the DFG issue, increased volume of products sold and higher raw material costs.

    In the Other segment, the cost of products sold in the first quarter 2000 increased by 5% from the first quarter of 1999. Higher raw material costs at the company's
Canadian beef complex as well as in hide operations, passed through from the Beef Carcass segment, were somewhat offset by lower volume-driven raw material and plant costs at the cow operations. The company exited the cow business in the first quarter of 2000.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

   First quarter 2000 expense increased 46% over the first quarter 1999. The principal reasons for the increase include: higher bad debt expense, the DFG issues, the effect of acquisitions, higher volume-related selling expense and increased personnel-related expenses and a reduction in noncash variable stock compensation credits of $8 million, which fluctuates with changes in the market value of the company's stock.

      INCOME TAXES

	The company's effective tax rate increased to 36.6% in the first quarter 2000 from 35.5% in the same 1999 period. The increase resulted primarily from a decrease in variable stock compensation credits, most of which are not includable for income tax purposes.

      INTEREST EXPENSE

      The 55% increase in 2000 net interest expense versus the first quarter 1999 was due primarily to an increase in average borrowings in 2000. The higher 2000 average outstanding borrowings versus the first quarter 1999 reflected approximately $500 million of cash spent on acquisitions in 1999 subsequent to the first quarter.

RECENT ACCOUNTING CHANGES
-------------------------

     Beginning in the first quarter 2000, the company changed its method of accounting for revenue recognition in accordance with Staff
Accounting  Bulletin  (SAB)  No. 101,  Revenue  Recognition  in
Financial  Statements. As a result of the guidance in  SAB  No.
101, the company will recognize revenue upon delivery to customers. Previously, the company had recognized revenue upon shipment to customers, in accordance with its interpretation of Statement of Financial Accounting Concepts No. 5, Revenue and
Recognition in Measurement in Financial Statements of  Business
Enterprises. The cumulative effect of the change on prior years resulted in a charge to income of $2,429 (net of income taxes of $1,489) or $.02 per share, which is included in income for the quarter ended March 25, 2000. The effect of the change on the quarter ended March 25, 2000 was to decrease income before the cumulative effect of the accounting change by $1,463 ($.01 per share). The pro forma amounts presented in the income statement were calculated assuming the accounting change was made retroactively to prior periods.

      For the quarter ended March 25, 2000, the company recognized $63,311 in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue in the quarter ended March 25, 2000 was to increase income by $2,429 (after reduction for income taxes of $1,489) during that period.


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

PART II.  OTHER INFORMATION


Item 5.  Other Information
--------------------------

         In connection with its Medium-Term Notes program, the company hereby reports the following computations:

                                           13 Weeks Ended
                                      -----------------------
                                       Restated     Restated
                                       March 25,    March 27,
                                         2000         1999
                                      ----------   ----------
    Earnings before income taxes,
     cumulative effect of accounting
     change and extraordinary item     $ 53,202     $102,366
    Total fixed charges                  29,500       19,235
    Capitalized interest                 (1,126)      (2,197)
    Earnings before fixed charges,      -------      -------
     income taxes and extraordinary
     Item                              $ 81,576     $119,404
                                        =======      =======

    Ratio of earnings to fixed charges      2.8          6.2
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


   March 12, 2001                     /s/  Robert L. Peterson
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