Form 10-Q/A
period 2000-06-24
IBP INC
filed 2001-03-13
CIK 52477

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
                         (In thousands)

                                                  Restated       Restated
                                                  June 24,      December 25,
                                                    2000           1999
ASSETS                                          -----------     -----------
------

  CURRENT ASSETS:
    Cash and cash equivalents                   $   32,415      $   32,865
    Marketable securities                           10,000            -
     Accounts  receivable, less  allowance for
     doubtful  accounts of  $22,643  and $21,352   696,277         849,679
    Inventories                                    865,366         615,192
    Deferred income tax benefits and
      prepaid expenses                              99,054          82,992
                                                ----------      ----------
        TOTAL CURRENT ASSETS                     1,703,112       1,580,728

  Property, plant and equipment
    less accumulated depreciation
    of $1,023,934 and $960,390                   1,468,290       1,362,765
  Goodwill, net of accumulated
    amortization of $204,930 and $189,395        1,050,723       1,054,839
  Other assets                                     150,441         145,225
                                                ----------      ----------
                                                $4,372,566      $4,143,557
                                                ==========      ==========
LIABILITIES, REDEEMABLE STOCK, AND
----------------------------------
  STOCKHOLDERS' EQUITY
  --------------------

  CURRENT LIABILITIES:
    Notes payable to banks                         781,755         542,060
    Accounts payable                               445,147         421,564
    Deferred income taxes and other
      current liabilities                          474,260         455,968
    Current portion of long-term debt               54,226          13,125
                                                ----------      ----------
        TOTAL CURRENT LIABILITIES                1,755,388       1,432,717

  Long-term debt and capital lease
    obligations                                    659,621         789,861
  Deferred income taxes and other
    liabilities                                    174,491         175,932
                                                ----------      ----------
        TOTAL LIABILITIES                        2,589,500       2,398,510

  REDEEMABLE STOCK                                  28,537          44,564
                                                ----------      ----------
  STOCKHOLDERS' EQUITY:
    Common stock at par value                        5,450           4,964
    Additional paid-in capital                     417,174         404,463
    Retained earnings                            1,412,818       1,358,971
    Accumulated other comprehensive income          (9,656)         (8,600)
    Treasury stock                                 (71,257)        (59,315)
                                                ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY                 1,754,529       1,700,483
                                                ==========      ==========
                                                $4,372,566      $4,143,557

See   accompanying  notes  to  condensed  consolidated  financial statements.


                                         IBP, inc. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands, except per share data)
                                    13 Weeks Ended            26 Weeks Ended
                               -----------------------   -----------------------
                                 Restated     Restated      Restated     Restated
                                 June 24,     June 26,      June 24,     June 26,
                                   2000         1999          2000         1999
Net sales                      $4,139,767   $3,616,112    $7,968,951   $6,827,286
Cost of products sold           3,891,663    3,385,975     7,485,535    6,392,131
                               ----------   ----------    ----------   ----------
Gross profit                      248,104      230,137       483,416      435,155
Selling, general and
 administrative expense           151,069      105,407       280,565      194,315
Nonrecurring merger-related
 expense                             -            -           31,299         -
                               ----------   ----------    ----------   ----------

EARNINGS FROM OPERATIONS           97,035      124,730       171,552      240,840

Interest expense, net              21,635       17,423        42,950       31,167
                               ----------   ----------    ----------   ----------
Earnings before income taxes,
 accounting change and
 extraordinary item                75,400      107,307       128,602      209,673

Income tax expense                 28,958       42,066        48,424       78,411
                               ----------   ----------    ----------   ----------
Earnings before accounting
 change and extraordinary item     46,442       65,241        80,178      131,262

Cumulative effect of change
 in accounting principle             -            -           (2,429)        -

Extraordinary loss on early
 extinguishment of debt, less
 applicable taxes                    -            -          (15,037)       -
                               ----------   ----------    ----------   ----------
NET EARNINGS                   $   46,442   $   65,241    $   62,712   $  131,262
                               ==========   ==========    ==========   ==========
Earnings per common share:
 Earnings before cumulative
   effect of accounting change
   and extraordinary item           $ .44        $ .67         $ .73        $1.35
  Cumulative effect of  change
   in accounting principle            -            -            (.02)         -
  Extraordinary item                  -            -            (.14)         -
                                     ----         ----          ----         ----
                                    $ .44        $ .67         $ .57        $1.35
                                     ====         ====          ====         ====

Earnings per common share -
 assuming dilution:
 Earnings before cumulative
   effect of accounting change
   and etraordinary item            $ .43        $ .61         $ .72        $1.22
  Cumulative effect of  change
   in accounting principle            -            -            (.02)         -
 Extraordinary item                   -            -            (.14)         -
                                     ----         ----          ----         ----
Net earnings                        $ .43        $ .61         $ .56        $1.22
                                     ====         ====          ====         ====
                         3

                                         IBP, inc. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands, except per share data)
                                    13 Weeks Ended            26 Weeks Ended
                               -----------------------   -----------------------
                                 Restated     Restated      Restated     Restated
                                 June 24,     June 26,      June 24,     June 26,
                                   2000         1999          2000         1999

 Pro forma amounts assumed the
  accounting change is applied
  retroactively:

 Earnings before
    extraordinary item            $46,442      $64,562       $80,178     $129,522
                                   ======       ======        ======      =======
  Net earnings                    $46,442      $64,562       $65,141     $129,522
                                   ======       ======        ======      =======
 Net earnings per common share:
   Earnings before
     extraordinary item             $0.44        $0.66         $0.73        $1.33
                                     ====         ====          ====         ====
   Net earnings                     $0.44        $0.66         $0.59        $1.33
                                     ====         ====          ====         ====
 Earnings per common share
   assuming dilution:
   Earnings before
     extraordinary item             $0.43        $0.60         $0.72        $1.21
                                     ====         ====          ====         ====
   Net earnings                     $0.43        $0.60         $0.58        $1.21
                                     ====         ====          ====         ====

See   accompanying  notes  to  condensed  consolidated  financial statements.


                   IBP, inc. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED
                    STATEMENTS OF CASH FLOWS
                         (In thousands)
                                                   26 Weeks Ended
                                             -------------------------
                                              Restated        Restated
                                              June 24,        June 26,
                                                2000            1999
                                             -------------------------
                                                 Inflows (outflows)

NET CASH FLOWS PROVIDED (USED BY) OPERATING
 ACTIVITIES                                  $  108,649      $   (7,693)
                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                          (181,501)       (104,026)
 Proceeds from sale of PP&E                         977           2,308
 Insurance proceeds from property losses           -              1,950
 Purchases of marketable securities             (25,000)        (19,400)
 Proceeds from disposals of marketable
  securities                                     15,000          19,400
 Increase in noncurrent receivables              (7,763)           -
 Investments in equity ventures                 (10,268)           -
 Acquisitions, net of cash acquired                -           (270,024)
 Other investing cash inflows                      -                319
 Other investing cash outflows                      (58)           -
 Net cash flows used by                      ----------      ----------
  investing activities                         (208,613)       (369,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term
  obligations                                  (483,644)         (5,057)
 Increase in short-term debt                    333,796         388,934
 Proceeds from issuance of long-term debt       295,482           3,000
 Exercise of stock options                          885          (1,257)
 Dividends paid                                  (4,978)         (4,615)
 Purchases of treasury stock                    (13,580)         (2,035)
 Redemption of preferred stock                  (28,512)           -
 Other financing cash outflows                     -               (494)
 Net cash flows provided by                  ----------      ----------
  financing activities                           99,449         378,476
Effect of exchange rate on cash              ----------      ----------
 and cash equivalents                                65            (303)
                                             ----------      ----------
Net change in cash and cash equivalents            (450)          1,007
Cash and cash equivalents at beginning
 of period                                       32,865          29,295
Cash and cash equivalents at end of          ----------      ----------
 period                                      $   32,415      $   30,302
                                             ==========      ==========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest, net of amounts capitalized       $   36,653      $   28,830
  Income taxes, net of refunds received          40,042          88,967

 Depreciation and amortization expense           69,288          58,766
 Amortization of intangible assets               17,421          14,179

See   accompanying  notes  to  condensed  consolidated  financial statements.


                   IBP, inc. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL
   STATEMENTS
     Columnar amounts in thousands, except per share amounts

   A.  GENERAL

       Restatements
       ------------
          The accompanying financial statements have been restated to reflect adjustments for irregularities and misstatements at one of the company's subsidiaries, the cumulative and current period effect on revenue recognition related to the adoption of Staff Accounting Bulletin No. 101 ("SAB 101"), the application of variable plan accounting for certain stock options, and expanded disclosures related to segment information. See Notes I, J and K for more detail relating to the effects of these restatements.

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

        The condensed consolidated balance sheet of IBP, inc. and subsidiaries ("IBP" or "the company") at December 25, 1999 has been taken from audited financial statements at that date, as restated, and condensed. All other condensed consolidated financial statements contained herein have been prepared by IBP and are unaudited. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K, as amended for the year ended December 25, 1999.

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


   C.  INVENTORIES

       Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                                      Restated         Restated
                                      June 24,       December 25,
                                        2000             1999
                                      --------       -----------
          Product inventories:
           Raw materials              $ 86,274        $ 57,385
           Work in process              93,183          84,505
           Finished goods              420,836         238,710
                                       -------         -------
                                       600,293         380,600
          Livestock                    174,310         137,300
          Supplies                      90,763          97,292
                                       -------         -------
                                      $865,366        $615,192
                                       =======         =======

   D.  EARNINGS PER SHARE

                                               13 Weeks Ended
                                           --------------------------
                                              Restated      Restated
                                              June 24,      June 26,
                                                2000          1999
     Numerator:
      Net earnings                            $ 46,442      $ 65,241
        Preferred   stock  dividends   and
         accretion                                -             (451)
                                               -------       -------
      Earnings available for common shares    $ 46,442      $ 64,790
                                               =======       =======
     Denominator:
      Weighted average common shares
       Outstanding                             106,019        96,561
      Dilutive effect of employee stock plans    1,159         9,954
                                               -------       -------
    Diluted average common shares
        Outstanding                            107,178       106,515

      Basic earnings per common share            $ .44         $ .67
      Diluted earnings per common share          $ .43         $ .61

                                               26 Weeks Ended
                                          --------------------------
                                             Restated      Restated
                                             June 24,      June 26,
                                               2000          1999
Numerator:
 Earnings before accounting change
   and extraordinary item                     $ 80,178      $131,262
 Preferred stock dividends and accretion        (2,566)       (1,107)
                                               -------       -------
 Earnings available for common shares         $ 77,612      $130,155
                                               =======       =======
Denominator:
 Weighted average common shares
  outstanding                                  106,030        96,573
 Dilutive effect of employee stock plans         1,304         9,818
 Dilutive average common shares                -------       -------
  outstanding                                  107,334       106,391
                                               =======       =======
 Basic earnings before accounting change and
  extraordinary item per common share            $ .73         $1.35
                                               =======       =======
 Diluted earnings before accounting change and
  extraordinary item per common share            $ .72         $1.22
                                               =======       =======

        The summary below lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options had varying expiration dates.

                                             2000           1999
                                            -------        -------
         Stock options excluded from
          diluted EPS computation             3,287          1,538
         Average option price per share      $21.19         $24.69

     E. COMPREHENSIVE INCOME

        Comprehensive income consists of net earnings and foreign currency translation adjustments. Management considers its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. Comprehensive income for the 26 weeks ended June 24, 2000 and June 26, 1999 was as follows:

                                              26 Weeks Ended
                                          ------------------------
                                           Restated      Restated
                                           June 24,      June 26,
                                             2000          1999
                                          ------------------------
         NET EARNINGS                       $62,712       $131,262
         Other comprehensive income:
          Foreign currency translation
           adjustments                       (1,056)         6,409
                                             ------        -------
         COMPREHENSIVE INCOME               $61,656       $124,853
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

              Prior to the merger, CBFA's fiscal year ended on the Sunday closest to the last day of February. The following information presents certain statement of earnings data for the separate companies corresponding to IBP's fiscal quarter and six months ended June 26, 1999:

                                    Restated        Restated
                                 13 Weeks Ended  26 Weeks Ended
                                    June 26,        June 26,
                                      1999            1999
                                 --------------  --------------
     Net sales:
      IBP, as previously
       reported                    $3,478,467      $6,576,119
      Intercompany sales to CBFA      (14,542)        (28,877)
                                    ---------       ---------
      Net IBP sales                 3,463,925       6,547,242
      CBFA                            152,187         280,044
                                    ---------       ---------
                                   $3,616,112      $6,827,286
                                    =========       =========
     Net earnings (loss):
      IBP                         $   63,711       $  130,028
      CBFA                             1,530            1,234
                                    ---------       ---------
                                  $   65,241       $  131,262
                                    =========       =========

   G.  LONG-TERM OBLIGATIONS:

       Long-term obligations are summarized as follows:

                                                             Restated
                                       June 24,            December 25,
                                         2000                  1999
                                      -----------          ------------
7.95% Senior Notes due 2010             $300,000             $   -
7.45% Senior Notes due 2007              125,000              125,000
6.125% Senior Notes due 2006             100,000              100,000
7.125% Senior Notes due 2026             100,000              100,000
6.0% Securities due 2001                  50,000               50,000
CBFA long-term obligations                  -                 168,934
Revolving credit facilities                 -                 218,327
Present value of minimum
 capital lease obligations                22,511               26,878
Other                                     16,336               13,847
                                        --------             --------
                                         713,847              802,986
Less amounts due within one year          54,226               13,125
                                        --------             --------
                                        $659,621             $789,861
                                        ========             ========

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

                                     13 Weeks Ended         26 Weeks Ended
                                  Restated   Restated    Restated   Restated
                                  June 24,   June 26,    June 24,   June, 26,
                                    2000       1999        2000       1999
NET SALES
---------
Sales to unaffiliated customers:
 Beef Carcass                  $  259,707 $  224,071   $  525,689 $  448,348
 Beef Processing                2,011,112  1,856,615    3,901,053  3,532,472
 Pork                             594,123    521,674    1,143,076    999,741
 Foodbrands America               791,073    567,238    1,481,028  1,003,442
 All Other                        483,752    446,514      918,105    843,283
                                ---------  ---------    ---------  ---------
                               $4,139,767 $3,616,112   $7,968,951 $6,827,286
                                =========  =========    =========  =========
Intersegment sales:
 Beef Carcass                  $2,014,087 $1,817,314   $3,959,263 $3,496,869
 Beef Processing                   58,189     63,649      131,907    125,824
 Pork                             129,086     76,020      249,486    142,023
 All Other                         97,167    106,397      216,008    219,810
 Intersegment elimination      (2,298,529)(2,063,380)  (4,556,664)(3,984,526)
                                ---------  ---------    ---------  ---------
                                     -          -            -          -
                                =========  =========    =========  =========
Net sales:
 Beef Carcass                  $2,273,794 $2,041,385  $4,484,952  $3,945,217
 Beef Processing                2,069,301  1,920,264   4,032,960   3,658,296
 Pork                             723,209    597,694   1,392,562   1,141,764
 Foodbrands America               791,073    567,238   1,481,028   1,003,442
 All Other                        580,919    552,911   1,134,113   1,063,093
 Intersegment elimination      (2,298,529)(2,063,380) (4,556,664) (3,984,526)
                                ---------  ---------   ---------   ---------
                               $4,139,767 $3,616,112  $7,968,951  $6,827,286
                                =========  =========   =========   =========

EARNINGS FROM OPERATIONS
------------------------
 Beef Carcass                  $   22,609 $   19,109  $   64,662  $   41,926
 Beef Processing                   45,080     46,884      58,399      60,042
 Pork                               3,674     25,411      29,872      72,584
 Foodbrands America                 2,111     36,175     (27,008)     56,849
 All Other                         26,946      2,560      49,455       6,637
                                ---------  ---------   ---------   ---------
  Earnings from Segments          100,420    130,139     175,380     238,038
 Corporate                         (3,385)    (5,409)     (3,828)      2,802
                                ---------  ---------   ---------   ---------
Total Earnings from Operations     97,035    124,730     171,552     240,840
 Net Interest Expense             (21,635)   (17,423)    (42,950)    (31,167)
                                ---------  ---------   ---------   ---------
 Pre-tax earnings              $   75,400 $  107,307  $  128,602   $ 209,673
                                =========  =========   =========   =========

NET SALES BY LOCATION
---------------------
 OF CUSTOMERS
 ------------
 United States                 $3,525,296 $3,092,949  $6,763,270  $5,823,161
 Japan                            242,541    207,711     483,345     409,146
 Canada                           154,186    140,159     283,152     248,362
 Korea                             68,011     47,228     142,774      89,809
 Mexico                            59,127     42,937     112,460      83,667
 Other foreign countries           90,606     85,128     183,950     173,141
                                ---------  ---------   ---------   ---------
                               $4,139,767 $3,616,112  $7,968,951  $6,827,286
                                =========  =========   =========   =========

   J.   RESTATEMENTS

    DFG RESTATEMENTS:
     Following the third quarter 2000, the company identified $9.6 million in adjustments that were necessary related to inaccuracies at its DFG subsidiary, which were reflected in the company's reported results in its Quarterly Report on Form 10-Q for the period ended September 23, 2000. As a result of these inaccuracies, which were identified during the fourth quarter 2000, the company initiated a comprehensive internal review of its accounting records, systems, processes and controls related to its DFG subsidiary. These reviews and other issues raised during the fourth quarter 2000 resulted in recording certain charges and adjustments, as discussed below, which impacted previously reported results for the year ended December 25, 1999 and each of the interim periods of 2000.

      The accompanying financial statements have been restated to reflect $16,223 and $19,534 of pre-tax adjustments in the three-month and six-month periods ended June 24, 2000, related principally to overstated prepaid expenses; inventory valued above net realizable value; uncollectible accounts receivable due to customer short payments, unauthorized deductions and subsequent allowances; under accrual of liabilities for inventory purchases, temporary labor costs, marketing, rebates and commissions; and an impairment loss of $5,763 for contingent consideration that was paid and recorded as a purchase price adjustment in second quarter 2000, based on incorrect 1999 fiscal
earnings.   These  adjustments  resulted  in  $8,399  and
$10,743 increases in previously reported cost of goods sold for the quarter and six months ended June 24, 2000, respectively, and $7,824 and $8,791 increases in selling and general administrative expenses for the quarter and six months ended June 24, 2000, respectively. The related income tax benefit of these adjustments of $6,200 in the second quarter and $7,400 on a year-to-date basis was also reflected in the statements of earnings and balance sheets. The impact of these adjustments decreased fully diluted earnings per share by $0.10 for the quarter and $0.11 for the six months ended June 24, 2000. The accompanying financial statements also reflect the related balance sheet adjustments made to the December 25, 1999 financial statements, as restated in the company's amended Form 10-K.

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

      The restatement records the period and cumulative accrued compensation and related deferred tax impact, which increased compensation expense by $1,277 and $2,852 in the second quarters 2000 and 1999, respectively, and decreased income tax expenses for the tax benefit associated with the expense. The change decreased net earnings by $1,174 and $2,532 and earnings per diluted share by $0.01 and $0.02 in the second quarters 2000 and 1999, respectively.

      For the year-to-date periods ended June, the restatement decreased compensation expense by $1,581 and $7,593 in 2000 and 1999, respectively, and increased income tax expenses for the tax benefit associated with the expense. The change increased net earnings by $1,421 and $6,887 and diluted earnings per share by $0.01 and $0.06 in the first six months of 2000 and 1999, respectively.

REVENUE RECOGNITION:
      The restated financial statements reflect adjustments to adopt SAB 101 in first quarter 2000, as described in Note K. The company adopted SAB 101 effective in the first quarter 2000 by recording a cumulative adjustment that reduced net earnings by $2,429 or $0.02 per diluted share. Net earnings before the cumulative effect of the accounting change were reduced by $879 and $2,342 or $0.01 and $0.02 per diluted share for the quarter and six month periods ended June 24, 2000, respectively.


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

      The  following  tables  present the  impact  of  the  above
restatements  related  to  the  balance  sheets,  statements   of
earnings, and statements of cash flows:

CONSOLIDATED BALANCE SHEET
JUNE 24, 2000
                                 As
                              Previously                  Stock       Revenue        As
                               Reported       DFG        Options    Recognition   Restated
                             -----------  -----------  -----------  -----------  -----------

ASSETS
  CURRENT ASSETS:
    Accounts receivable     $    843,370 $     (5,166)$      -     $   (141,927) $   696,277
    Inventories                  749,403      (17,867)                  133,830      865,366
    Deferred income benefits
     and prepaid expenses         97,963          690        -              401       99,054
        TOTAL
         CURRENT ASSETS        1,733,151      (22,343)       -           (7,696)   1,703,112
  Goodwill                     1,058,486       (7,763)       -             -       1,050,723
  Other assets                   148,441        2,000        -             -         150,441
        TOTAL ASSETS        $  4,408,368 $    (28,106)$      -     $     (7,696) $ 4,372,566
                             ===========  ===========  ==========   ===========   ==========
LIABILITIES AND
STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable             444,957          190        -             -         445,147
    Deferred income taxes
     and other
     current liabilities         483,726       (6,541)       -           (2,925)     474,260
        TOTAL
         CURRENT LIABILITIES   1,764,664       (6,351)       -           (2,925)   1,755,388
    Deferred income taxes
     and other
     non-current liabilities     168,914         -          5,577          -         174,491
        TOTAL LIABILITIES      2,593,199       (6,351)      5,577        (2,925)   2,589,500
  STOCKHOLDERS' EQUITY:
    Retained earnings          1,444,921      (21,755)     (5,577)       (4,771)   1,412,818
      TOTAL
       STOCKHOLDERS' EQUITY    1,786,632      (21,755)     (5,577)       (4,771)   1,754,529
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY  $ 4,408,368 $    (28,106)$      -     $     (7,696) $ 4,372,566
                              ==========  ===========  ===========  ===========   ==========

CONSOLIDATED STATEMENT OF EARNINGS
13 Weeks Ended June 24,2000
                                  As
                              Previously                  Stock       Revenue         As
                               Reported       DFG        Options    Recognition    Restated
                              ----------  -----------  -----------  -----------  -----------
Net sales                    $ 4,165,530 $       -    $       -    $    (25,763)$  4,139,767
Cost of products sold          3,907,529        8,399         -         (24,265)   3,891,663
Gross profit                     258,001       (8,399)        -          (1,498)     248,104
Selling, general and
 administrative expense          142,048        7,824        1,277          (80)     151,069
EARNINGS FROM OPERATIONS         115,953      (16,223)      (1,277)      (1,418)      97,035
Earnings before income taxes      94,318      (16,223)      (1,277)      (1,418)      75,400
Income tax expense                35,800       (6,200)        (103)        (539)      28,958
NET EARNINGS                 $    58,518 $    (10,023)$     (1,174)$       (879)$     46,442
                              ==========  ===========  ===========  ===========  ===========

Earnings per common
share - Basic                $      0.55 $      (0.09)$      (0.01)$      (0.01)$       0.44
                              ==========  ===========  ===========  ===========  ===========
Earnings per common
share - Diluted              $      0.55 $      (0.10)$      (0.01)$      (0.01)$       0.43
                              ==========  ===========  ===========  ===========  ===========

CONSOLIDATED STATEMENT OF EARNINGS
26 Weeks Ended June 24, 2000
                                  As
                              Previously                  Stock       Revenue         As
                               Reported       DFG        Options    Recognition    Restated
                              ----------  -----------  -----------  -----------  -----------
Net sales                    $ 8,047,567 $       -    $       -    $    (78,616)$  7,968,951
Cost of products sold          7,549,587       10,743         -         (74,795)   7,485,535
Gross profit                     497,980      (10,743)        -          (3,821)     483,416
Selling, general and
 administrative expense          273,398        8,791       (1,581)         (43)     280,565
  expense
EARNINGS FROM OPERATIONS         193,283      (19,534)       1,581       (3,778)     171,552
Earnings before income taxes,
 accounting change and
 extraordinary item              150,333      (19,534)       1,581       (3,778)     128,602
Income tax expense                57,100       (7,400)         160       (1,436)      48,424
Earnings before
 accounting change and
 extraordinary item               93,233      (12,134)       1,421       (2,342)      80,178
Cumulative   effect
 of change in
 accounting principle               -            -            -          (2,429)      (2,429)
                              ----------  -----------  -----------  -----------  -----------
NET EARNINGS                 $    78,196 $    (12,134)$      1,421 $     (4,771)$     62,712
                              ==========  ===========  ===========  ===========  ===========
Earnings per common share:
  Earnings before
   extraordinary item        $      0.85 $      (0.11)$       0.01 $      (0.02)$       0.73
  Cumulative effect of
   change in
   accounting principle              -            -            -          (0.02)       (0.02)
  Extraordinary item               (0.14)         -            -            -          (0.14)
                              ----------  -----------  -----------  -----------  -----------
  Net earnings               $      0.71 $      (0.11)$       0.01 $      (0.04)$       0.57
                              ==========  ===========  ===========  ===========  ===========

Earnings per common share -
 assuming dilution:
  Earnings before
   extraordinary item        $      0.84 $      (0.11)$       0.01 $      (0.02)$       0.72
  Cumulative effect of
   change in
   accounting principle              -            -            -          (0.02)       (0.02)
  Extraordinary item               (0.14)         -            -            -          (0.14)
                              ----------  -----------  -----------  -----------  -----------
  Net earnings               $      0.70 $      (0.11)$       0.01 $      (0.04)$       0.56
                              ==========  ===========  ===========  ===========  ===========

CONSOLIDATED STATEMENT OF EARNINGS
13 weeks ended June 26, 1999
                                  As
                              Previously                  Stock       Revenue         As
                               Reported       DFG        Options    Recognition    Restated
                              ----------  -----------  -----------  -----------  -----------
Selling, general and
administrative expenses      $   102,555 $       -    $      2,852 $       -    $    105,407
Earnings from operations         127,582         -          (2,852)        -         124,730
Income taxes                      42,386         -            (320)        -          42,066
Net earnings                 $    67,773 $       -    $     (2,532)$       -    $     65,241
                              ==========  ===========  ===========  ===========  ===========

Earnings per share -
Basic                        $      0.70 $       -    $      (0.03)$       -    $       0.67
                              ==========  ===========  ===========  ===========  ===========

Earnings per share -
Diluted                      $      0.63 $       -    $      (0.02)$       -    $       0.61
                              ==========  ===========  ===========  ===========  ===========

CONSOLIDATED STATEMENT OF EARNINGS
26 weeks ended June 26, 1999
                                  As
                              Previously                  Stock       Revenue         As
                               Reported       DFG        Options    Recognition    Restated
                              ----------  -----------  -----------  -----------  -----------
Selling, general and
administrative expenses      $   201,908 $       -    $     (7,593)$       -    $    194,315
Earnings from operations         233,247         -           7,593         -         240,840
Income taxes                      77,705         -             706         -          78,411
Net earnings                 $   124,375 $       -    $      6,887 $       -    $    131,262
                              ==========  ===========  ===========  ===========  ===========

Earnings per share -
Basic                       $      1.28 $       -    $       0.07 $       -    $       1.35
                              ==========  ===========  ===========  ===========  ===========

Earnings per share -
Diluted                     $      1.16 $       -    $       0.06 $       -    $       1.22
                              ==========  ===========  ===========  ===========  ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
26 Weeks Ended June 24, 2000
                                                              Reclass
                                   As                        Checks in
                               Previously        DFG         Process of           As
                                Reported       Impact         Clearance       Restated
                              -----------   -----------     -------------    ----------
Net cash flows provided by
  operating activities        $    50,143   $       429       $   58,077     $  108,649
Net cash flows provided by
  financing activities        $   157,526   $       -         $  (58,077)    $   99,449
Net change in cash and
  cash equivalents            $      (879)  $       429       $     -        $     (450)


26 Weeks Ended June 26, 1999

Net cash flows used by
  operating activities        $   (46,177)  $       -         $   38,484     $   (7,693)
Net cash flows provided by
  financing activities        $   416,960   $       -         $  (38,484)    $  378,476


K.  REVENUE RECOGNITION

       Beginning in the first quarter 2000, the company changed its method of accounting for revenue recognition in accordance with
   Staff  Accounting Bulletin (SAB) No. 101, Revenue  Recognition
   in  Financial Statements. As a result of the guidance  in  SAB
   No.  101, the company will recognize revenue upon delivery  to
   customers.   Previously,  the company had  recognized  revenue
   upon   shipment   to   customers,  in  accordance   with   its
   interpretation  of Statement of Financial Accounting  Concepts
   No.  5,  Revenue and Recognition in Measurement  in  Financial
   Statements of Business Enterprises. The cumulative effect of the change on prior years resulted in a charge to earnings of $2,429 (net of income taxes of $1,489) or $.02 per share,

   which is included in income for the six months ended June 24, 2000. The effect of the change on the quarter and six months ended June 24, 2000 was to decrease earnings before the cumulative effect of the accounting change by $879 ($.01 per share) and $2,342 ($.02 per share), respectively. The pro forma amounts presented in the earnings statement were calculated assuming the accounting change was made retroactively to prior periods.

         For  the  six  months ended June 24, 2000,  the  company
   recognized  $63,311  in  revenue  that  was  included  in  the cumulative effect adjustment as of January 1, 2000. The effect of that revenue in the six months ended was to increase net earnings by $2,429 (after reduction for income taxes of $1,489) during that period.

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

        RESTATEMENTS

         Management's discussion and analysis has been revised and expanded to reflect the following items, as described in Note J to the financial statements:

   DFG RESTATEMENTS:
         Following the third quarter 2000, the company identified approximately $9 million in adjustments that were necessary related to inaccuracies at its DFG subsidiary, which were reflected in the company's reported results in its Quarterly Report on Form 10-Q for the period ended September 23, 2000. As a result of these inaccuracies, which were identified during the fourth quarter 2000, the company initiated a comprehensive internal review of its accounting records, systems, processes and controls related to its DFG subsidiary. These reviews and other issues raised during the fourth quarter 2000 resulted in recording certain charges and adjustments, as discussed below, which impacted previously reported results for the year ended December 25, 1999 and each of the interim periods of 2000.

          The accompanying discussion and analysis has been revised to reflect pre-tax adjustments, totaling $16,223 in the  second quarter and $19,534 for the six months ended  June
   24,   2000,   related principally to overstated prepaid expenses;
   inventory valued above net realizable value; uncollectible accounts receivable due to customer short payments, unauthorized deductions and subsequent allowances; under accrual of liabilities for inventory purchases, temporary labor costs, marketing, rebates and commissions; and an impairment loss of $5,763 for contingent consideration that was paid and recorded as a purchase price adjustment in second quarter 2000, based on incorrect 1999 fiscal earnings. These adjustments, which included an $8,399 and a $10,743 increase in previously reported cost of goods sold for the quarter and six months ended June 24, 2000, respectively, and a $7,824 and $8,791 increase in selling and general administrative expenses for the quarter and six months ended June 24, 2000, respectively, The related income tax benefit of these adjustments of $6,200 in the second quarter and $7,400 on a year-to-date basis was also reflected in the statements of  earnings  and
   balance sheets.  The  impact of   these  adjustments  decreased
   basic and fully diluted earnings per share by $0.09 for the quarter and $0.11 for the six months ended June 24, 2000.


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

         The restatement increased compensation expense by $1,277 and $2,852 in the second quarters 2000 and 1999, respectively, and decreased income tax expenses for the tax benefit associated with the expense. The change decreased net earnings by $1,174 and $2,532 and diluted earnings per share by $0.01 and $0.02 in the second quarters 2000 and 1999, respectively.

         For the year-to-date periods ended June, the restatement decreased compensation expense by $1,581 and $7,593 in 2000 and 1999, respectively, and increased income tax expenses for the tax benefit associated with the expense. The change increased net earnings by $1,421 and $6,887 and diluted earnings per share by $0.01 and $0.06 in the first six months of 2000 and 1999, respectively.

   REVENUE RECOGNITION:
         The restated financial statements reflect adjustments to adopt SAB 101 in first quarter 2000, as described in Note K. The company adopted SAB 101 effective in the first quarter 2000 by recording a cumulative adjustment that reduced net earnings by $2,429 or $0.02 per diluted share. Net earnings before the cumulative effect of the accounting change were reduced by $879 and $2,342 or $0.01 and $0.02 per diluted share for the quarter and six months ended June 24, 2000, respectively.

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


   RESULTS OF OPERATIONS

        Beef Carcass operating earnings increased to 1.0% of net sales in the second quarter 2000 versus 0.9% in the second quarter 1999. Through six months, operating earnings as a percentage of net sales in 2000 measured 1.4% versus 1.1% in 1999.

        Beef Processing operating earnings decreased to 2.2% of net sales in the second quarter 2000 versus 2.4% in the second quarter 1999. Through six months, operating earnings as a percentage of net sales in 2000 measured 1.4% versus 1.6% in 1999. Both beef operating segments performed well on strong demand and higher capacity utilization.

        Pork segment operating earnings decreased to 0.5% of net sales in the second quarter 2000 versus 4.3% in the second quarter 1999. Through six months, operating earnings as a percentage of net sales in 2000 measured 2.1% versus 6.4% in 1999. Pork operating performance was hampered by higher live hog costs and lower capacity utilization.

        In the Foodbrands America segment, second quarter 2000 operating earnings decreased to 2.7% of net sales compared to 6.4% in the second quarter 1999. Year-to-date 2000 operating earnings, before the DFG issue, nonrecurring and unusual items, measured 2.4% of net sales versus 5.7% in 1999. The lower 2000 results reflected margin pressure from increased raw material costs, especially fresh pork. Additionally, the IBP Foods, Inc. operation, consisting of former Thorn Apple Valley, Inc. facilities purchased in the third quarter 1999, lost $7 million in the second quarter and $18 million in the first six months of 2000. The IBP Foods facilities have been split up and moved to other divisions of the company. However, on a combined basis, the IBP Foods facilities had progressively smaller operating losses in 2000 and are projected to be profitable in the fourth quarter 2001.

        Foodbrands America's year-to-date 2000 operating earnings were reduced by impact of the DFG issues and two other unusual items. The most significant item was $31 million in pre-tax, nonrecurring CBFA merger-related expense described above. The second unusual item was an $11 million pre-tax bad debt provision increase due to a significant customer's bankruptcy. This customer's bankruptcy will not have a material negative impact on the company's net sales. The company had product sales of $342 million to this customer in 1999. Excluding the unusual items and the IBP Foods, Inc. loss, the Foodbrands America segment earned $53 million from operations through June 2000 compared to $57 million in the first half of 1999.

         Operating earnings in the All Other segment increased to 4.6% of net sales in the second quarter 2000 versus 0.5% in the second quarter 1999. Through six months, operating earnings as a percentage of net sales in 2000 measured 4.4%
   versus 0.6% in 1999. The increased operating earnings over the prior year were due primarily to a $17 million nonrecurring pre-tax charge in the second quarter 1999 for cow facility asset write-downs.


         The latest estimates by livestock industry analysts predict that beef production in 2000 will be slightly higher than 1999 levels and higher than earlier expected. Thus, it appears that live cattle supplies will be abundant for most of this year. Meanwhile, pork production in 2000 is forecasted to be down 2% to 3% from the record production in 1999.

     COMPARATIVE SEGMENT RESULTS
       (in thousands)

                                  13 Weeks Ended        26 Weeks Ended
                               Restated   Restated    Restated   Restated
                               June 24,   June 26,    June 24,   June 26,
                                 2000       1999        2000       1999

  Net sales:
   Beef Carcass              $2,273,794  $2,041,385  $4,484,952  $3,945,217
   Beef Processing            2,069,301   1,920,264   4,032,960   3,658,296
   Pork                         723,209     597,694   1,392,562   1,141,764
   Foodbrands America           791,073     567,238   1,481,028   1,003,442
   All Other                    580,919     552,911   1,134,113   1,063,093
                              ---------   ---------   ---------   ---------
   Intersegment elimination  (2,298,529) (2,063,380) (4,556,664) (3,984,526)
                              ---------   ---------   ---------   ---------
                             $4,139,767  $3,616,112  $7,968,951  $6,827,286
                              =========   =========   =========   =========

  Earnings from operations:
   Before nonrecurring
    and unusual items:
    Beef Carcass             $   22,609  $   19,109  $   64,662  $   41,926
    Beef Processing              45,080      46,884      58,399      60,042
    Pork                          3,674      25,411      29,872      72,584
    Foodbrands America            2,111      36,175      14,826      56,849
    All Other                    26,946       2,560      49,455       6,637
                               --------    --------    --------    --------
    Earnings from segments      100,420     130,139     217,214     238,038
    Corporate                    (3,385)     (5,409)     (3,828)      2,802
                               --------    --------    --------    --------
    Total Earnings           $   97,035  $  124,730  $  213,386  $  240,840
                               ========    ========    ========    ========

   After nonrecurring
    and unusual items:
    Beef Carcass             $   22,609  $   19,109  $   64,662  $  41,926
    Beef Processing              45,080      46,884      58,399     60,042
    Pork                          3,674      25,411      29,872     72,584
    Foodbrands America            2,111      36,175     (27,008)    56,849
    All Other                    26,946       2,560      49,455      6,637
                               --------    --------    --------   --------
    Earnings from segments      100,420     130,139     173,380    238,038
    Corporate                    (3,385)     (5,409)     (3,828)     2,802
                               --------    --------    --------   --------
    Total Earnings           $   97,035 $   124,730  $  171,552 $  240,840
                               ========    ========    ========   ========

       SALES

        Beef Carcass segment net sales increased 11% and 14% in the 13-week and 26-week periods ended June 2000 from the comparable prior year periods. The increase in the 13-week period was due to a 12% increase in average selling prices of beef carcasses sold, offset by a slight decrease in pounds of beef carcasses sold. The increase in the 26-week period was due primarily to an 12% increase in average selling prices of beef carcasses sold along with a 2% increase in the pounds of beef carcasses sold. Approximately 90% of Beef Carcass sales are intersegment sales, principally to the Beef Processing segment operations.

        Beef Processing segment sales increased 8% and 10% in the 13-week and 26-week periods ended June 2000 from the comparable prior year periods. The increases in the 13-week period primarily due to a 7% increase in average selling prices of beef products along with a 1% increase in pounds of beef products sold. The increases in the 26-week period were primarily due to an 8% increase in average selling prices of beef products along with a 2% increase in pounds of beef products sold.

              Pork segment net sales increased 21% and 22% in the 13-week and 26-week periods ended June 2000 from the comparable prior year periods. The increases for the 13-week period were due primarily to a 26% increase in average selling prices of pork offset by a 5% decrease in total pounds of pork products sold. The increase for the 26-week period was primarily due to a 22% increase in average selling prices. Pounds of pork product sold remained relatively flat for the 26-week period 2000 versus the same period in 1999.

        Foodbrands America's net sales for the second quarter of 2000 increased 39% over the second quarter of 1999, primarily due to acquisitions in 1999 subsequent to the second quarter. The 1999 additions (IBP Foods and Wilton Foods in the third quarter and Wright Brand Foods, Inc. (by CBFA) in the fourth quarter) increased net sales by approximately $141 million, or 25%, for the quarter. Excluding the effect of acquisitions, net sales for existing operations increased approximately 15% due to higher sales volume and increased prices driven by higher raw material costs.

        Foodbrands America's year-to-date net sales for 2000 increased 48% over 1999. The 1999 additions (Russer Foods and H&M Foods in the second quarter, IBP Foods and Wilton Foods in the third quarter and Wright Brand Foods, Inc. (by CBFA) in the fourth quarter) increased year to date net sales by approximately $335 million, or 33%. Excluding the effect of acquisitions, year to date net sales for existing operations increased approximately 14% due to higher sales volume and increased prices driven by higher raw material costs.

         Net sales in the All Other segment increased 5% and 7% in the 13-week and 26-week periods ended June 2000 from the comparable prior year periods. The increases were due primarily to higher average selling prices and increased volumes of hides sold along with higher average selling prices and increased volumes of beef products sold from the company's Canadian beef complex.

         Net export sales increased 21% in the second quarter 2000 from the year earlier and 22% for the six months ended June 2000 versus a year ago. While the volume of pounds sold increased 3% from the prior year in both the quarterly and six-month comparison periods, improved pricing and product mix factors contributed most to the sales increases. As the Far East economies have stabilized, the product mix sold to the region has shifted more toward higher-end products. Net sales into Asia, which accounted for 75% of total exports, increased 27% on a year-to-date basis from the prior year. Sales into Mexico also improved 36% year-to-date through June on a volume increase of 26%. Net export sales accounted for 12% of total net sales in the first six months of 2000 and in 1999.

       COST OF PRODUCTS SOLD

         In  the Beef Carcass segment, the cost of products  sold
   in the second quarter and six months ended June 2000 increased 11% and 13% from the comparable 1999 periods. Higher live cattle prices was the principal reason for the higher 2000 costs. Plant costs in 2000 were relatively flat in comparison to 1999.

         In  the  Beef Processing segment, the cost  of  products
   sold in the second quarter and six months ended June 2000 increased 8% and 10% from the comparable 1999 periods. Higher raw material costs, passed through from the Beef
   Carcass segment, due to higher live cattle prices was the principal reason for the higher 2000 costs. Plant costs in 2000 were relatively flat in comparison to 1999.

         In the Pork segment, the cost of products sold in the second quarter and six months ended June 2000 increased 26% and 28% from the comparable 1999 periods. Higher live hog prices were the principal reason for the higher 2000 costs. Plant costs in 2000 were relatively flat in comparison to 1999.

          Foodbrands America's second quarter 2000 cost of products sold increased 47% from the second quarter 1999, of which 27% is the result of acquisitions mentioned previously. Year-to-date cost of products sold in 2000 increased 56% over 1999, of which 38% is the result of acquisitions. Excluding the effect of acquisitions, higher costs resulted from increased sales volume coupled with higher raw material costs.

        In the All Other segment, costs in the second quarter and six months ended June 2000 increased 1% and 3% from the comparable 1999 periods. Higher raw material costs at the company's Canadian beef complex and hide operations, which are passed through from the Beef Carcass segment, were somewhat offset by lower volume-driven raw material costs and plant costs at the cow operations. Cow operations plant costs were also reduced as a result of a $17 million nonrecurring pre-tax charge in the second quarter 1999 for cow facility asset write-downs. The company exited the cow business in the first quarter of 2000.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         The Beef Carcass segment second quarter and year-to-date
   2000  expenses increased 24% and 20% over the comparable  1999

   periods.   Higher  personnel-related  expenses  and  computer-
   related expenses were major factors in the increase.

         The Beef Processing segment second quarter and year-to-date 2000 expenses increased 11% and 12% over the comparable 1999 periods. Higher personnel-related expenses, computer-related expenses and international selling expense were major factors in the increase.

         Pork segment second quarter and year-to-date 2000 expense increased 15% and 12% over the comparable 1999 periods. Higher personnel-related expenses, computer-related expenses and international selling expense were major factors in the increase.

         In the Foodbrands America segment, second quarter 2000 expense increased 68% over the second quarter 1999, while year-to-date expenses in 2000 increased 81% over year-to-date expenses in 1999. Excluding the effect of acquisitions, second quarter 2000 expense increased 46% and year-to-date
   2000 expense increased 54% over the respective 1999 comparable periods. Higher bad debt expense ($11.2 million in the first quarter) related to a customer bankruptcy, higher volume-related selling expenses and increased personnel-related expenses were the principal reasons for the increases.

        INTEREST EXPENSE

         The  38% increase in net interest expense in 2000 versus
   the  six  months ended June 1999 was due primarily  to  a  33%
   increase in average borrowings in 2000.


   RECENT ACCOUNTING CHANGES

         Beginning in the first quarter 2000, the company changed its method of accounting for revenue recognition in accordance
   with   Staff  Accounting  Bulletin  (SAB)  No.  101,   Revenue
   Recognition  in  Financial Statements.  As  a  result  of  the guidance  in  SAB No. 101, the company will recognize  revenue upon  delivery  to  customers.  Previously,  the  company  had recognized  revenue upon shipment to customers, in  accordance with  its  interpretation of Statement of Financial Accounting
   Concepts  No.  5,  Revenue and Recognition in  Measurement  in
   Financial  Statements of Business Enterprises. The  cumulative effect  of  the change on prior years resulted in a charge  to income  of $2,429 (net of income taxes of $1,489) or $.02  per share,  which  is included in income for the six months  ended
   June  24,  2000. The effect of the change on the  quarter  and six  months ended June 24, 2000 was to decrease income  before the  cumulative effect of the accounting change by $879  ($.01 per  share)  and  $2,342 ($0.02 per share), respectively.  The pro  forma  amounts  presented in the  income  statement  were
   calculated   assuming   the   accounting   change   was   made
   retroactively to prior periods.

         For the six months ended June 24, 2000, the company recognized $63,311 in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue in the six months ended was to increase income by $2,429 (after reduction for income taxes of $1,489) during that period.

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

                   PART II.  OTHER INFORMATION


Item 5.  Other Information

         In  connection with its Medium-Term Notes  program,  the
company   hereby reports the following computations:

                                             26 Weeks Ended
                                         ---------------------
                                         Restated     Restated
                                         June 24,     June 26,
                                           2000         1999
 Earnings before income taxes,           ---------------------
 cumulative
  effect of accounting change and
  extraordinary item                    $128,602     $209,673
 Total fixed charges                      57,437       42,282
 Capitalized interest                     (3,101)      (4,645)
 Earnings before fixed charges,          -------      -------
  income taxes and extraordinary
  item                                  $182,938     $247,310
                                         =======      =======
 Ratio of earnings to fixed charges          3.2          5.8
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







                                                IBP, inc.
                                            -----------------
                                              (Registrant)


  March 12, 2001                      /s/  Robert L. Peterson
------------------                   ----------------------------
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



