Form 10-Q/A
period 2000-09-23
IBP INC
filed 2001-03-13
CIK 52477

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
                         (In thousands)

                                              Restated     Restated
                                             September     December
                                                23,          25,
                                               2000         1999
ASSETS                                     ------------  ------------
------
  CURRENT ASSETS:
    Cash and cash equivalents               $   35,193    $   32,865
    Accounts receivable, less allowance for
       doubtful  accounts  of  $23,079  and    672,370       849,679
       $21,352
    Inventories                                815,837       615,192
    Deferred income tax benefits and
      prepaid expenses                          94,686        82,992
                                             ---------     ---------
        TOTAL CURRENT ASSETS                 1,618,086     1,580,728

  Property, plant and equipment
    less accumulated depreciation
    of $1,055,140 and $960,391               1,551,062     1,362,765
  Goodwill, net of accumulated
    amortization of $212,771 and $189,395    1,038,808     1,054,839
  Other assets                                 152,541       145,225
                                             ---------     ---------
                                            $4,360,497    $4,143,557
                                             =========     =========
LIABILITIES, REDEEMABLE STOCK, AND
  STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Notes payable to banks                     746,348       542,060
    Accounts payable                           416,874       421,564
    Deferred income taxes and other
      current liabilities                      439,153       455,968
    Current portion of long-term debt           54,271        13,125
                                             ---------     ---------
        TOTAL CURRENT LIABILITIES            1,656,646     1,432,717

  Long-term debt and capital lease
    Obligations                                663,181       789,861
  Deferred income taxes and other
    Liabilities                                184,092       175,932
                                             ---------     ---------
        TOTAL LIABILITIES                    2,503,919     2,398,510
                                             ---------     ---------

  REDEEMABLE STOCK                                -           44,564
                                             ---------     ---------
  STOCKHOLDERS' EQUITY:
    Common stock at par value                    5,434         4,964
    Additional paid-in capital                 442,640       404,463
    Retained earnings                        1,489,886     1,358,971
    Accumulated other comprehensive income     (10,267)       (8,600)
    Treasury stock                             (71,115)      (59,315)
                                             ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY             1,856,578     1,700,483
                                             ---------     ---------
                                            $4,360,497    $4,143,557
                                             =========     =========
See   accompanying  notes  to  condensed  consolidated  financial statements.

                                     2

                   IBP, inc. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
                                   13 Weeks Ended         39 Weeks Ended
                              -----------------------  -----------------------
                                Restated    Restated    Restated     Restated
                                Sept. 23,  Sept. 25,    Sept. 23,   Sept. 25,
                                  2000        1999        2000         1999
                              ----------- -----------  ----------- -----------
Net sales                      $4,177,445  $3,798,687  $12,146,396 $10,625,973
Cost of products sold           3,886,678   3,508,658   11,372,213   9,900,789
                                ---------   ---------   ----------  ----------
Gross profit                      290,767     290,029      774,183     725,184
Selling, general and
 administrative expense           141,822     116,551      422,387     310,866
Nonrecurring merger-related
 expense                             -           -          31,299        -
                                ---------   ---------   ----------  ----------
EARNINGS FROM OPERATIONS          148,945     173,478      320,497     414,318
Interest expense, net              21,121      17,543       64,071      48,710
                                ---------   ---------   ----------  ----------
Earnings before income taxes,
 accounting change and
 extraordinary item               127,824     155,935      256,426     365,608
Income tax expense                 49,096      45,918       97,520     124,329
                                ---------   ---------   ----------  ----------
Earnings before accounting change
 and extraordinary item            78,728     110,017      158,906     241,279

Cumulative effect of change in
 accounting principle                                       (2,429)

Extraordinary loss on early
 extinguishment of debt, less
  applicable taxes                   -           -         (15,037)       -
                                ---------   ---------   ----------  ----------
NET EARNINGS                   $   78,728  $  110,017  $   141,440  $  241,279
                                =========   =========   ==========   =========
Earnings per common share:
 Earnings before cumulative
   effect of accounting change
   and extraordinary item           $ .75       $1.13        $1.47       $2.48
   Cumulative effect of
   accounting change                   -           -          (.02)         -
 Extraordinary item                    -           -          (.14)         -
                                     ----        ----         ----        ----
 Net earnings                       $ .75       $1.13        $1.31       $2.48
                                     ====        ====         ====        ====
Earnings per common share -
 assuming dilution:
 Earnings before cumulative
   effect of accounting change
   and extraordinary item           $ .74       $1.03        $1.46       $2.25
 Cumulative effect of change in
   accounting principle                -           -          (.02)         -
 Extraordinary item                    -           -          (.14)         -
                                     ----        ----         ----        ----
 Net earnings                       $ .74       $1.03        $1.30       $2.25
                                     ====        ====         ====        ====

                          3
                                           IBP, inc. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                  (continued)
                                    (In thousands, except per share data)
                                   13 Weeks Ended         39 Weeks Ended
                              -----------------------  -----------------------
                                Restated    Restated    Restated     Restated
                                Sept. 23,  Sept. 25,    Sept. 23,   Sept. 25,
                                  2000        1999        2000         1999
                              ----------- -----------  ----------- -----------
 Pro forma amounts assumed the
  accounting change is applied
  retroactively:

Earnings before extraordinary  $   78,728  $  109,891  $   158,906  $  239,413
                                =========   =========   ==========   =========
 Net earnings                  $   78,728  $  109,891  $   143,869  $  239,413
                                =========   =========   ==========   =========
Earnings per common share:
Earnings before extraordinary item  $ .75       $1.13        $1.47       $2.46
                                     ====        ====         ====        ====
Net earnings                        $ .75       $1.13        $1.47       $2.46
                                     ====        ====         ====        ====
Net earnings per common share -
 assuming dilution:
Earnings before extraordinary item  $ .74       $1.03        $1.46       $2.23
                                     ====        ====         ====        ====
Net earnings                        $ .74       $1.03        $1.32       $2.23


See   accompanying  notes  to  condensed  consolidated  financial statements.

                   IBP, inc. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED
                    STATEMENTS OF CASH FLOWS
                         (In thousands)
                                                      39 Weeks Ended
                                              -----------------------------
                                                Restated          Restated
                                                Sept. 23,         Sept. 25,
                                                  2000              1999
                                              --------------    ------------
                                                    Inflows (outflows)

NET CASH FLOWS PROVIDED BY OPERATING
 ACTIVITIES                                    $  252,529        $   99,491
                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                          $ (301,001)       $ (152,470)
 Purchases of marketable securities               (25,000)          (19,400)
 Proceeds from disposals of marketable
  securities                                       25,000            20,800
 Investments in equity ventures                   (11,908)             -
 Increase in noncurrent receivables                (7,763)             -
 Acquisitions, net of cash acquired                 4,069          (394,599)
 Proceeds from sale of fixed assets                 1,459             3,565
 Insurance proceeds                                  -                3,010
 Other investing cash inflows                         456               320
                                                ---------         ---------
 Net cash flows used by
  investing activities                         $ (314,688)       $ (538,774)
                                                ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term
  Obligations                                  $ (484,912)       $   (9,860)
 Increase in short-term debt                      298,388           456,441
 Proceeds from issuance of long-term debt         300,063             3,020
 Redemption of preferred stock                    (28,512)             -
 Purchases of treasury stock                      (14,281)           (3,099)
 Dividends paid                                    (7,626)           (6,922)
 Exercise of stock options                          1,356              (624)
 Other financing cash outflows                       -                 (437)
                                                ---------         ---------
  Net cash flows provided by
   financing activities                        $   64,476        $  438,519
                                                ---------         ---------
Effect of exchange rate on cash
 and cash equivalents                                  11              (217)
                                                ---------         ---------
Net change in cash and cash equivalents             2,328              (981)
Cash and cash equivalents at beginning
 of period                                         32,865            29,295
                                                ---------         ---------
Cash and cash equivalents at end of
 period                                        $   35,193        $   28,314
                                                =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest, net of amounts capitalized         $   67,646        $   48,998
  Income taxes, net of refunds received           115,536           126,813

 Depreciation and amortization expense            106,766            89,975
 Amortization of intangible assets                 26,478            22,856

See   accompanying  notes  to  condensed  consolidated  financial statements.

                          IBP, inc. AND SUBSIDIARIES
                NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL
   STATEMENTS
   Columnar amounts in thousands, except per share amounts

   A.  GENERAL

       Restatements

         The accompanying financial statements have been restated
   to  reflect adjustments for irregularities and   misstatements
   at one of the company's subsidiaries,the cumulative and current period effect on revenue recognition related to the adoption of Staff Accounting Bulletin ("SAB") No. 101, the application of variable plan accounting for certain stock options, and expanded disclosures related to segment information, acquisitions, long-term debt and capital lease obligations, contingencies, redeemable stock and capital stock. See Notes J, M and N for more detail relating to the effects of these restatements.

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

         The condensed consolidated balance sheet of IBP, inc. and subsidiaries ("IBP" or "the company") at December 25, 1999 has been taken from audited financial statements at that date, as restated, and condensed. All other condensed consolidated financial statements contained herein have been prepared by IBP and are unaudited. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K (as amended) for the year ended December 25, 1999, as well as the consolidated financial statements restated to give retroactive effect to the merger with Corporate Brand Foods America, Inc. included in IBP's 8-K (as amended).

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

    C.   OTHER

         IBP's  interim  operating  results  may  be  subject  to
   substantial fluctuations that do not necessarily occur or recur on a seasonal basis. Such fluctuations are normally caused by competitive and other conditions in the cattle and hog markets over which IBP has little or no control. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results to be attained for the full fiscal year.

   D.   INVENTORIES

         Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                                     Restated       Restated
                                     September      December
                                        23,            25,
                                       2000           1999
                                   -----------     -----------
          Product inventories:
           Raw materials             $ 75,548         $ 57,385
           Work in process             96,016           84,505
           Finished goods             402,196          238,710
                                      -------          -------
                                      573,760          380,600
          Livestock                   147,321          137,300
          Supplies                     94,756           97,292
                                      -------          -------
                                     $815,837         $615,192
                                      =======          =======

   E.  EARNINGS PER SHARE
                                                   13 Weeks Ended
                                              -----------------------
                                               Restated     Restated
                                                Sept.23,    Sept. 25,
                                                  2000         1999
     Numerator:                                ----------  -----------
      Net earnings                              $ 78,728     $110,017
      Preferred stock dividends and accretion       -            (462)
                                                 -------      -------
      Earnings available for common shares      $ 78,728     $109,555

     Denominator:
      Weighted average common shares
       Outstanding                               105,575       96,573
      Dilutive effect of employee stock plans      1,139       10,143
                                                 -------      -------
      Diluted average common shares
       Outstanding                               106,714      106,716
                                                 =======      =======
      Basic earnings per common share              $ .75        $1.13
                                                    ====         ====
      Diluted earnings per common share            $ .74        $1.03
                                                    ====         ====

                                                    39 Weeks Ended
                                              --------------------------
                                                 Restated      Restated
                                                 Sept. 23,    Sept. 25,
                                                   2000          1999
     Numerator:                               ------------  ------------
      Earnings before accounting change
       and extraordinary item                   $158,906     $241,279
        Preferred stock dividends and accretion   (2,566)      (1,569)
                                                 -------      -------
      Earnings available for common shares      $156,340     $239,710

     Denominator:
      Weighted average common shares
       Outstanding                               105,877       96,573
      Dilutive effect of employee stock plans      1,250        9,926
                                                 -------      -------
      Diluted average common shares
       Outstanding                               107,127      106,499
                                                 =======      =======
      Basic earnings before extraordinary
       item per common share                       $1.47        $2.48
                                                    ====         ====
      Diluted earnings before extraordinary
       item per common share                       $1.46        $2.25
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

                                              39 Weeks Ended
                                         -------------------------
                                           Restated      Restated
                                          Sept. 23,     Sept. 25,
                                             2000          1999
                                          -----------  -----------
         NET EARNINGS                      $141,440       $241,279
         Other comprehensive income:
          Foreign currency translation
           Adjustments                       (1,667)         5,927
                                            -------        -------
         COMPREHENSIVE INCOME              $139,773       $247,206
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


         Prior to the merger, CBFA's fiscal year ended on the Sunday closest to the last day of February. The following information presents certain statement of earnings data for the separate companies corresponding to IBP's fiscal quarter and nine months ended September 25, 1999:

                                       Restated       Restated
                                       13 Weeks       39 Weeks
                                         Ended         Ended
                                     September 25, September 25,
                                         1999          1999
                                    -------------- -------------
         Net sales:
          IBP, as previously
           reported                   $3,648,390     $10,224,509
          Intercompany sales to          (16,076)        (44,953)
                                       ---------      ----------
         CBFA
          Net IBP sales                3,632,314      10,179,556
          CBFA                           166,373         446,417
                                       ---------      ----------
                                      $3,798,687     $10,625,973
                                       =========      ==========
         Net earnings:
          IBP                         $  108,228     $   238,256
          CBFA                             1,789           3,023
                                       ---------      ----------
                                      $  110,017     $   241,279
                                       =========      ==========

   H.  LONG-TERM OBLIGATIONS:

       Long-term obligations are summarized as follows:

                                                           Restated
                                         September 23,   December 25,
                                            2000            1999
                                        --------------  --------------
  7.95% Senior Notes due 2010             $300,000         $   -
  7.45% Senior Notes due 2007              125,000          125,000
  6.125% Senior Notes due 2006             100,000          100,000
  7.125% Senior Notes due 2026             100,000          100,000
  6.0% Securities due 2001                  50,000           50,000
  CBFA long-term obligations                  -             168,934
  Revolving credit facilities                 -             218,327
  Present value of minimum
   Capital lease obligations                21,838           26,878
  Other                                     20,614           13,847
                                           -------          -------
                                           717,452          802,986
  Less amounts due within one year          54,271           13,125
                                           =======          =======
                                          $663,181         $789,861


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

        The All Other segment includes several businesses that do
   not    constitute   reportable   business   segments.    These
   businesses   primarily   include   the   company's   logistics
   operations, its Lakeside Farm Industries, Ltd. subsidiary (Canadian beef slaughter and fabrication operation and cattle feedlot), its cow boning operations, its hide curing and tanning operations, and its newly formed Fresh Meats Case Ready division.

         Corporate and other includes various unallocated corporate items not attributable to the company's operating segments. The principal itemschief component in this caption areis unallocated goodwill amortization and variable stock options expense (credits).

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

                                13 Weeks Ended         39 Weeks Ended
                            ---------------------   ---------------------
                             Restated   Restated    Restated    Restated
                             Sept. 23,  Sept. 25,   Sept. 23,    Sept. 25,
                               2000       1999        2000        1999
NET SALES                   ----------  ---------   ---------   ---------
Sales to unaffiliated
 customers:
 Beef Carcass                $273,705   $234,395     $799,394    $682,743
 Beef Processing            2,031,356  1,946,458    5,932,409   5,478,930
 Pork                         554,030    566,838    1,697,106   1,566,579
 Foodbrands America           816,091    658,832    2,297,119   1,662,274
 All Other                    502,263    392,164    1,420,368   1,235,447
                            ---------  ---------    ---------   ---------
                           $4,177,445 $3,798,687  $12,146,396 $10,625,973
                            =========  =========   ==========  ==========
Intersegment sales:
 Beef Carcass              $2,002,118 $1,895,899  $5,961,381   $5,392,768
 Beef Processing               19,129     68,148     151,036      193,972
 Pork                         127,624     94,288     377,110      236,311
 All Other                    125,048    116,658     341,056      336,468
 Intersegment elimination  (2,273,919)(2,174,993) (6,830,583)  (6,159,519)
                            ---------  ---------   ---------    ---------
                           $     -    $     -     $     -      $     -
                            =========  =========   =========    =========

Net sales:
 Beef Carcass              $2,275,823 $2,130,294  $6,760,775   $6,075,511
 Beef Processing            2,050,485  2,014,606   6,083,445    5,672,902
 Pork                         681,654    661,126   2,074,216    1,802,890
 Foodbrands America           816,091    658,832   2,297,119    1,662,274
 All Other                    627,311    508,822   1,761,424    1,571,915
 Intersegment elimination  (2,273,919)(2,174,993) (6,830,583)  (6,159,519)
                            ---------  ---------   ---------    ---------
                           $4,177,445 $3,798,687 $12,146,396  $10,625,973
                            =========  =========  ==========   ==========

EARNINGS FROM OPERATIONS
 Beef Carcass              $   47,653 $   18,438 $   112,315  $    60,364
 Beef Processing               47,870     74,905     106,269      134,947
 Pork                          18,290     33,266      48,162      105,850
 Foodbrands America            17,311     30,273      (9,697)      87,122
 All Other                     21,870     23,315      71,325       29,952
                            ---------  ---------   ---------    ---------
 Earnings from segments       152,994    180,197     328,374      418,235
 Corporate                     (4,049)    (6,719)     (7,877)      (3,917)
                            ---------  ---------   ---------    ---------
 Total Earnings               148,945    173,478     320,497      414,318

 Net interest expense         (21,121)   (17,543)    (64,071)     (48,710)
                            ---------  ---------   ---------    ---------
 Earnings before income
 taxes, accounting change
 and extraordinary item    $  127,824 $  155,935 $   256,426 $    365,608
                            =========  =========  ==========  ===========

NET SALES BY LOCATION
 OF CUSTOMERS
 United States             $3,548,112 $3,239,739 $10,311,382  $ 9,062,900
 Japan                        250,461    209,635     733,806      618,781
 Canada                       137,892    132,272     421,044      380,634
 Korea                         78,733     63,109     221,507      152,918
 Mexico                        64,495     52,698     176,955      136,365
 Other foreign countries       97,752    101,234     281,702      274,375
                            ---------  ---------  ----------   ----------
                           $4,177,445 $3,798,687 $12,146,396  $10,625,973
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

     L.   SUBSEQUENT EVENT

           In late October 2000, management discovered certain inaccuracies in a Foodbrands subsidiary's financial statements, resulting in a $9 million reduction in pre-tax earnings and inventories. The third quarter 2000 financial statements
     included   herein include  this  reduction  from amounts previously
     reported in IBP's  earnings press  release on October 16, 2000.


     M.  RESTATEMENTS

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

        The accompanying financial statements have been restated to reflect $(2,112) and $17,422 of pre-tax (credits) charges in the three months and nine months ended September 2000, related principally to overstated prepaid expenses; inventory valued above net realizable value; uncollectible accounts receivable due to customer short payments, unauthorized deductions and subsequent allowances; underaccrual of liabilities for inventory purchases, temporary labor costs, marketing, rebates and commissions; and an impairment loss of $5,763 for contingent consideration that was paid and recorded as a purchase price adjustment in second quarter 2000, based on incorrect 1999 fiscal earnings. These adjustments resulted in an increase (decrease) of $(345) for the quarter and $10,398 for the nine months ended September 2000 in previously reported cost of goods sold and a
   $(1,767) and $7,024 increase (decrease) in selling and general administrative expenses for the quarter and nine months ended September 2000, respectively. The related income tax expense (benefit) of these adjustments of $800 in the third quarter and ($6,600) on a year-to-date basis was also reflected in the statements of earnings and balance sheets. The impact of these adjustments increased (decreased) earnings per diluted share by $0.01 for the quarter and $(0.10) for  the
   nine months ended September 2000. The accompanying financial statements also reflect the related balance sheet adjustments made to the December 25, 1999 financial statements, as restated in the company's amended Form 10-K.

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

         The restatement records the period and cumulative accrued compensation and related deferred tax impact, which increased compensation expense by $1,911 and $462 in the third quarters 2000 and 1999, respectively, and decreased income tax expenses for the tax benefit associated with the expense. The change decreased net earnings by $1,693 and $377 and diluted earnings per share by $0.01 and $0.00 in the third quarters 2000 and 1999, respectively.

         The restatement increased (decreased) compensation expense by $330 and ($7,131) in the first nine months of 2000 and 1999, respectively, and adjusted income tax expense and deferred income tax asset for the tax benefit associated with the expense. The change increased (decreased) net earnings by ($272) and $6,510 and earnings per diluted share by $0.00 and $0.07 in the first nine months of 2000 and 1999, respectively.


   REVENUE RECOGNITION:
          The restated financial statements reflect adjustments to adopt SAB 101 in first quarter 2000, as described in Note N. The company adopted SAB 101 effective in the first quarter 2000 by recording a cumulative adjustment that reduced net earnings by $2,429 or $0.02 per diluted share. Net earnings before the cumulative effect of the accounting change were increased (decreased) by $676 and ($1,666) or $0.01 and ($0.02) per diluted share in the quarter and nine months ended September 23, 2000, respectively.

   SEGMENTS:
       Note J has been restated for all periods presented to reflect a change in the segments from those previously reported. The company previously reported two segments, Fresh Meats and Foodbrands America. As a result of reconsidering the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the company has expanded the number of segments disclosed.


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

       The following tables present the impact of the above restatements related to the balance sheets, statements of earnings, and statements of cash flows:



 CONSOLIDATED
 BALANCE SHEET        As
 September 23, 2000 Previously             Stock    Revenue        As
                    Reported       DFG    Options  Recognition    Restated

 ASSETS
  Accounts
  receivable        $ 795,422	 $ (4,308) $   -     $ (118,744)  $  672,370

  Inventories         721,451   (17,269)     -        111,655      815,837

  Deferred income
   tax benefits        95,007      (804)     -            483       94,686


    TOTAL CURRENT
     ASSETS         1,647,073   (22,381)     -         (6,606)   1,618,086

  Goodwill          1,046,571    (7,763)     -            -      1,038,808

  Other assets        150,541     2,000      -            -        152,541

     TOTAL ASSETS  $4,395,247  $(28,144) $   -     $   (6,606)  $4,360,497

CONSOLIDATED
 BALANCE SHEET        As
 September 23, 2000 Previously             Stock    Revenue        As
                    Reported       DFG    Options  Recognition    Restated
 LIABILITIES AND
  STOCKHOLDERS'
  EQUITY
  CURRENT
   LIABILITIES:
   Accounts payable   416,574       300       -           -        416,874

   Deferred income
   taxes and other    449,665    (8,001)      -        (2,511)     439,153

     TOTAL CURRENT
      LIABILITIES   1,666,858    (7,701)      -        (2,511)   1,656,646

   Deferred income
    taxes and other
     liabilities      176,822       -       7,270         -        184,092

   STOCKHOLDERS'
     EQUITY:
     Retained
      earnings      1,521,694   (20,443)   (7,270)     (4,095)   1,489,886

      TOTAL
      STOCKHOLDERS'
      EQUITY        1,888,386   (20,443)   (7,270)     (4,095)   1,856,578

       TOTAL
       LIABILITIES
       AND

 STOCKHOLDERS'
       EQUITY      $4,395,247 $ (28,144) $    -    $   (6,606)  $4,360,497



 CONSOLIDATED
 STATEMENT
 Of EARNINGS
 13 Weeks Ended
 September 23, 2000    As
                    Previously             Stock    Revenue       As
                    Reported       DFG     Options  Recognition   Restated

 Net sales         $4,154,262 $     -    $    -    $   23,183   $4,177,445

 Cost of products
 sold               3,864,848      (345)      -        22,175    3,886,678

 Gross profit         289,414       345       -         1,008      290,767

 Selling, general
 and administrative
 expense              141,760    (1,767)    1,911         (82)     141,822

 EARNINGS FROM
 OPERATIONS           147,654     2,112    (1,911)      1,090      148,945

 Earnings before
 income taxes         126,533     2,112    (1,911)      1,090      127,824

 Income tax expense    48,100       800      (218)        414       49,096

 NET EARNINGS      $   78,433 $   1,312  $ (1,693) $      676   $   78,728


 Earnings per
 common
  share - Basic    $     0.74 $    0.01  $  (0.01) $     0.01   $     0.75

 Earnings per
 common
  share - Diluted  $     0.73 $    0.01  $  (0.01) $     0.01   $     0.74

 39 Weeks Ended
 September 23, 2000     As
                    Previously             Stock    Revenue       As
                    Reported       DFG     Options  Recognition   Restated

 Net sales         $12,201,829 $    -    $     -   $  (55,433) $12,146,396

 Cost of products
 sold               11,414,435  10,398         -      (52,620)  11,372,213


 Gross profit          787,394 (10,398)        -       (2,813)     774,183

 Selling, general
 and administrative
 expense               415,158   7,024        330        (125)     422,387

 EARNINGS FROM
 OPERATIONS            340,937 (17,422)      (330)     (2,688)     320,497

 Earnings before
 income taxes and
  extraordinary
 item                  276,866 (17,422)      (330)     (2,688)     256,426

 Income tax expense    105,200  (6,600)       (58)     (1,022)      97,520
 Earnings before
 extraordinary item    171,666 (10,822)      (272)     (1,666)     158,906

 Cumulative effect
 of
 Accounting change         -      -           -        (2,429)     (2,429)


 NET EARNINGS      $   156,629 $(10,822) $   (272) $   (4,095) $   141,440


 Earnings per
 common
 share:
  Earnings before
  extraordinary
 item              $      1.60 $ (0.11)  $    -    $    (0.02) $      1.47
   Cumulative
 effect
    of change in
    accounting
    principle               -       -         -         (0.02)       (0.02)

   Net earnings    $      1.46 $ (0.11)  $    -    $    (0.04) $      1.31


 Earnings per
 common
 share -
 assuming dilution:
  Earnings before
  extraordinary    $      1.58 $ (0.10)  $    -    $    (0.02) $      1.46
 item
   Cumulative
 effect
    of change in
    accounting
    principle               -      -          -         (0.02)       (0.02)
   Net earnings    $      1.44 $(0.10)   $    -    $    (0.04) $      1.30



 13 Weeks Ended
 September 25, 1999    As
                    Previously             Stock    Revenue       As
                    Reported       DFG     Options  Recognition   Restated

 Selling, general
 and administrative
   expenses        $   116,088 $    -    $   463   $     -     $   116,551

 Earnings from
 operations            173,941      -       (463)        -         173,478

 Income taxes           46,003      -        (85)        -          45,918

 Net earnings          110,395      -       (378)        -         110,017

 Earnings per share
 - Basic           $      1.14 $    -    $  0.01)  $     -    $       1.13


 Earnings per share
 - Diluted
                   $      1.03 $    -    $  0.00   $     -    $       1.03



39 Weeks Ended
 September 25, 1999    As
                    Previously             Stock    Revenue       As
                    Reported    DFG        Options  Recognition   Restated


 Selling, general
 and administrative
   Expenses        $   317,996 $    -    $(7,130)  $     -    $    310,866

 Earnings from
 Operations            407,188      -      7,130         -         414,318

 Income taxes          123,708      -        621         -         124,329

 Net earnings          234,770      -      6,509         -         241,279

 Earnings per share
 - Basic           $      2.41 $    -    $  0.07   $     -    $       2.48

 Earnings per share
 - Diluted         $      2.19 $    -    $  0.07   $     -    $       2.25

 CONSOLIDATED STATEMENTS
 OF
 CASH FLOWS
                                                Reclass
 39 Weeks Ended September      As               Checks in
 23, 2000                   Previously  DFG     Process of      As
                            Reported    Impact  Clearance    Restated
 Net cash flows provided
 by operating activities    $215,293    $ 429   $ 36,807      $252,529

 Net cash flows provided
 by financing activities    $101,283    $  -    $(36,807)     $ 64,476

 Net change in cash and
   cash equivalents            1,899      429       -            2,328

 39 Weeks Ended September
 25, 1999

 Net cash flows provided
 by operating activities    $ 59,766    $  -    $ 39,725      $ 99,491

 Net cash flows provided
 by financing activities    $478,244    $  -    $(39,725)     $438,519




     N.   REVENUE RECOGNITION

         Beginning in the first quarter 2000, the company changed its method of accounting  for  revenue recognition in accordance with Staff
     Accounting  Bulletin (SAB)    No. 101, Revenue Recognition  in
     Financial Statements.  As a result of the guidance in SAB No.101, the company  will  recognize revenue upon delivery to customers.
     Previously, the company had recognized revenue upon shipment to customers, in accordance with its interpretation of Statement of
     Financial Accounting  Concepts No. 5, Revenue and Recognition in
     Measurement in Financial Statements of Business Enterprises.  The
     cumulative effect of the change on prior years resulted in a charge to earnings of $2,429 (net of income taxes of $1,489) or
     $.02 per  share, which is included in earnings for the nine months ended September 23, 2000. The effect of the change on the quarter and nine months ended September 23, 2000 was to increase (decrease)
     income before the cumulative effect of the accounting  change by
     $676 ($0.01 per share) and ($1,666)($0.02 per  share).  The pro forma amounts presented in the earnings statement were calculated assuming the accounting change was made retroactively to prior periods.

         For the nine months ended September 23, 2000, the company
     recognized $63,311  in revenue  that was included  in the cumulative
     effect adjustment  as of  January  1, 2000.   The  effect  of
     that revenue  in  the  nine  months ended  September 23, 2000 was to  increase  net earnings  by $2,429  (after  reduction
     for income   taxes  of  $1,489) during that period.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                ------------------------------------

           This  quarterly  report  on  Form  10-Q  contains
    forward-looking  statements  that  reflect  management's
    current   view  with  respect  to  future   events   and
    financial  performance.   Specifically,  these  forward-
    looking  statements  include  risks  and  uncertainties.
    Thus,  actual results may differ materially  from  those
    expressed  or implied in those statements.  Those  risks
    and uncertainties include, without limitation, risks  of
    changing  market  conditions with  regard  to  livestock
    supplies   and   demand  for  the  company's   products,
    domestic  and international legal and regulatory  risks,
    the  costs  of environmental compliance, the  impact  of
    governmental  regulations,  operating  efficiencies,  as
    well  as competitive and other risks over which IBP  has
    little   or   no  control.   Moreover,  past   financial
    performance   should  not  be  considered   a   reliable
    indicator of future performance.  The company  makes  no
    commitment  to update any forward-looking statement,  or
    to  disclose  any  facts, events or circumstances  after
    the  date  hereof  that may affect the accuracy  of  any
    forward-looking statement.

    RESTATEMENTS

          Management's discussion and analysis has been restated and expanded to reflect the following items, as described in Note M to the financial statements:


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

          The  accompanying discussion and analysis has been
   revised   to  reflect  $(2,112) and  $17,422  of  pre-tax
   (credits)  charges in the three months  and  nine  months
   ended  September 2000, related principally to  overstated
   prepaid  expenses; inventory valued above net  realizable
   value;  uncollectible accounts receivable due to customer
   short  payments, unauthorized deductions  and  subsequent
   allowances; under accrual  of  liabilities  for inventory
   purchases, temporary labor costs, marketing, rebates  and
   commissions; and an  impairment  loss   of   $5,763   for
   contingent consideration that was paid and recorded as  a
   purchase price adjustment in second quarter  2000,  based
   on incorrect 1999  fiscal  earnings.   These  adjustments
   resulted  in  an  increase (decrease) of $(345)  for  the
   quarter  and $10,398 for the nine months ended  September
   2000  in  previously reported cost of goods  sold  and  a
   $(1,767)  and $7,024 increase (decrease) in  selling  and
   general administrative expenses for the quarter and  nine
   months  ended September 2000, respectively.   The related
   income  tax  expense  (benefit) of these  adjustments  of

   $800  in the third quarter and ($6,600) on a year-to-date
   basis  was  also reflected in the statements of  earnings
   and  balance  sheets.   The impact of  these  adjustments
   increased (decreased) earnings  per diluted share
   by $0.01 for the quarter and $(0.10) for the  nine months
   ended  September  2000.    The   accompanying   financial
   statements  also  reflect   the   related  balance  sheet
   adjustments made  to  the  December  25,  1999  financial
   statements, as restated in  the  company's  amended  Form
   10-K.

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

         The  restatement increased compensation  by  $1,911
   and   $462   in  the  third  quarters  2000   and   1999,
   respectively,  and  decreased  income  tax  for  the  tax
   benefit   associated  with  the  expense.    The   change
   decreased  net  earnings by $1,693 and $377  and  diluted
   earnings  per  share  by ($.02) and $0.00  in  the  third
   quarters 2000 and 1999, respectively.

         The  restatement increased (decreased) compensation
   expense by $330 and ($7,131) in the first nine months  of
   2000  and  1999,  respectively, and adjusted  income  tax
   expense  for the tax benefit associated with the expense.
   The  change increased (decreased) net earnings by  ($272)
   and  $6,510 and earnings per diluted share by  $0.00  and
   $0.06  in  the  first  nine  months  of  2000  and  1999,
   respectively.

   REVENUE RECOGNITION:

           The   restated   financial   statements   reflect
   adjustments  to adopt SAB 101 in first quarter  2000,  as
   described  in  Note  N.   The  company  adopted  SAB  101
   effective  in  the  first quarter  2000  by  recording  a
   cumulative  adjustment  that  reduced  net  earnings   by
   $2,429  or $0.02 per diluted share.  Net earnings  before
   the  cumulative  effect  of the  accounting  change  were
   increased  (decreased) by $676 and ($1,666) or $0.01  and
   ($0.02) per diluted share in the quarter and nine  months
   ended September 23, 2000, respectively.

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

    ACQUISITION

          On   February   7,  2000,  the  company   acquired
    Corporate   Brand  Foods  America,  Inc.   ("CBFA"),   a
    privately  held  processor  and  marketer  of  meat  and
    poultry   products  for  the  retail   and   foodservice
    markets.   In  the transaction, which was accounted  for
    as  a  pooling  of  interests, IBP issued  14.4  million
    common shares for all of the outstanding stock of  CBFA.
    The  company  also assumed $344 million of  CBFA's  debt
    and  preferred  stock obligations.  At  the  acquisition
    date,  all of the debt obligations were refinanced  (see
    Note  G)  and  the  preferred stock was  redeemed.   The
    companies  incurred $31 million of nonrecurring  merger-
    related   expenses,  related  primarily  to  a  non-cash
    increase   in   the   valuation  of  CBFA's   restricted
    redeemable stock and to transaction-related fees.

    RESULTS OF OPERATIONS

          Beef carcass operating earnings increased to  2.1%
    of  net  sales in the third quarter 2000 versus 0.9%  in
    the  third  quarter  1999.  Through  nine  months,  beef
    carcass operating earnings as a percentage of net  sales
    in  2000  measured  1.6%  versus  1.0%  in  1999.   Beef
    Carcass  operations performed well on strong demand  and
    higher capacity utilization.

          Beef  Processing operating earnings  decreased  to
    2.3%  of net sales in the third quarter 2000 versus 3.7%
    in  the  third quarter 1999.  Through nine months,  beef
    processing  operating earnings as a  percentage  of  net
    sales  in  2000 measured 1.7% versus 2.4% in 1999.   The
    decrease  in  operating earnings was  due  primarily  to
    increased  raw  material cost offset by a strong  demand
    for beef product and higher capacity utilization.

          Pork segment operating earnings decreased to  2.9%
    of  net  sales in the third quarter 2000 versus 5.5%  in
    the  third quarter 1999.  Through nine months, operating
    earnings  as a percentage of net sales in 2000  measured
    2.4%   versus  6.1%  in  1999.   Pork  operations   were
    hampered  by  higher live hog costs and  lower  capacity
    utilization.

         In  the  Foodbrands America segment, third  quarter
    2000  operating earnings decreased to 2.1% of net  sales
    compared  to  4.6% in the third quarter 1999.   Year-to-
    date  2000  operating earnings, before nonrecurring  and
    unusual  items, measured 1.4% of net sales  versus  5.2%
    in  1999.   The  lower  2000  results  reflected  margin
    pressure  from increased raw material costs,  especially
    fresh   pork.    Additionally,  the  IBP   Foods,   Inc.
    operation,  consisting  of former  Thorn  Apple  Valley,
    Inc.  facilities  purchased in the third  quarter  1999,
    lost $4 million in the third quarter and $22 million  in
    the   first   nine  months  of  2000.   The  IBP   Foods
    facilities  have  been  split  up  and  moved  to  other
    divisions  of  the  company.   However,  on  a  combined
    basis,   the  IBP  Foods  facilities  had  progressively
    smaller  operating losses in 2000 and are  projected  to
    be profitable in the fourth quarter 2001.

         Foodbrands  America's year-to-date  2000  operating
    earnings  were  reduced by the DFG issue and  two  other
    unusual  items.   The  most  significant  item  was  $31
    million  in  pre-tax,  nonrecurring CBFA  merger-related
    expense  described above.  The second unusual  item  was
    an  $11 million pre-tax bad debt provision increase  due
    to  a significant customer's bankruptcy. This customer's
    bankruptcy will not have a material negative  impact  on
    the  company's net sales.  The company had product sales
    of  $342  million  to this customer in 1999.   Excluding
    the  unusual  items and the IBP Foods, Inc. losses,  the
    Foodbrands  America  segment  earned  $72  million  from
    operations  through  September  2000  compared  to   $90
    million in the first three quarters of 1999.

           Operating  earnings  in  the  All  Other  segment
    decreased  to  3.2%  of net sales in the  third  quarter
    2000  versus  4.1%  in  the  third  quarter  1999.   The
    decrease  in  operating earnings for the  third  quarter
    was  due primarily to decreased capacity utilization  at
    the  company's  Canadian  beef  complex.   Through  nine
    months,  operating  earnings,  before  norecurring   and
    unusual  items,  as a percentage of net  sales  in  2000
    measured  3.9%  versus  2.9%  in  1999.   The  increased
    operating  earnings  from  the  prior  year   were   due
    primarily  to a $17 million nonrecurring pre-tax  charge
    in the second quarter 1999 for cow facility asset write-
    downs,   as  well  as  operating  losses  in   its   cow
    operations.

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

    COMPARATIVE SEGMENT RESULTS
           (in thousands)

                                 13 Weeks Ended           39 Weeks Ended
                             ----------------------  -----------------------
                              Restated    Restated    Restated     Restated
                              Sept. 23,  Sept. 25,    Sept. 23,   Sept. 25,
                                2000        1999        2000         1999
                             ----------  ----------  -----------  ----------
Net sales:
 Beef Carcass               $2,275,823   $2,130,294  $ 6,760,775 $ 6,075,511
 Beef Processing             2,050,485    2,014,606    6,083,445   5,672,902
 Pork                          681,654      661,126    2,074,216   1,802,890
 Foodbrands America            816,091      658,832    2,297,119   1,662,274
 All Other                     627,311      508,822    1,761,424   1,571,915
 Intersegment elimination   (2,273,919)  (2,174,993)  (6,830,583) (6,159,519)
                             ---------    ---------    ---------   ---------
                            $4,177,445   $3,798,687  $12,146,396 $10,625,973
                             =========    =========   ==========  ==========

Earnings from operations:
 Before nonrecurring
  and unusual items:
  Beef Carcass              $   47,653   $   18,438  $   112,315  $   60,364
  Beef Processing               47,870       74,905      106,269     134,947
  Pork                          18,290       33,266       48,162     105,850
  Foodbrands America            17,311       30,273       32,137      87,122
  All Other                     21,870       23,315       71,325      46,647
                             ---------    ---------    ---------   ---------
   Earnings from segments      152,994      180,197      328,374     494,930                             418,235434,9
  Corporate                     (4,049)      (6,719)      (7,877)     (3,917)
                             ---------    ---------    ---------   ---------
  Total Earnings            $  148,945   $  173,478  $   362,331  $  431,013
                             =========    =========   ==========  ==========

 After nonrecurring
  and unusual items:
  Beef Carcass              $   47,653   $   18,438  $   112,315  $   60,364
  Beef Processing               47,870       74,905      106,269     134,947
  Pork                          18,290       33,266       48,162     105,850
  Foodbrands America            17,311       30,273       (9,697)     87,122
  All Other                     21,870       23,315       71,325      29,952
                             ---------    ---------    ---------   ---------
    Total from segments        152,994      180,197      328,374     418,235
  Corporate                     (4,049)      (6,719)      (7,877)     (3,917)
                             ---------    ---------    ---------   ---------
  Total Earnings            $  148,945   $  173,478  $   320,497  $  414,318
                             =========    =========   ==========  ==========


SALES

         Beef  Carcass  segment net sales increased  7%  and
    11%  in  the 13-week and 39-week periods ended September
    2000  from  the  comparable  prior  year  periods.   The
    increase for the 13-week period was due primarily  to  a
    6%  increase in average selling prices of beef carcasses
    sold  along with a 1% increase in pounds of beef carcass
    products sold.  The increase for the 39-week period  was
    due  primarily  to  a  9% increase  in  average  selling
    prices  of beef carcasses sold along with a 2%  increase
    in pounds of beef carcass products sold.  Approximately
    90%  of  Beef  Carcass  sales  are  intersegment  sales,
    principally to the Beef Processing segment operation.

         Beef Processing segment net sales increased 2%  and
    7%  in  the  13-week and 39-week periods ended September
    2000  from  the  comparable  prior  year  periods.   The
    increase in the 13-week period was due primarily  to  an
    8%  increase in average selling prices of beef  products

    sold  offset by a 6% decrease in pounds of beef products
    sold.   The  increase  in  the 39-week  period  was  due
    mainly  to  an 8% increase in average selling prices  of
    beef  products sold.  Pounds of beef products  sold  for
    the  39-week  period in 2000 versus the same  period  in
    1999 remained relatively flat.

        Pork  segment net sales increased 3% and 15% in  the
    13-week  period and 39-week period ended September  2000
    from  the  comparable prior year periods.  The  increase
    in  the  13-week  period  was  due  primarily  to  a  2%
    increase  in the average selling price of pork products
    and a 1% increase in pounds of pork products sold.  The
    increase in the 39-week period  was mainly  due to a 14%
    increase in average selling  prices of  pork products
    sold along with a 2% increase in total pounds of pork
    products sold.

         The higher selling prices in both beef segments and the pork segment reflected continued strong demand for red meat in the United States and international markets, and to tightened available supplies of fresh pork.

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


             Foodbrands America's year-to-date net sales for
    2000  increased  38%  over  1999.   The  1999  additions
    (Russer  Foods and H&M Foods in the second quarter,  IBP
    Foods  and Wilton Foods in the third quarter and  Wright
    Brand Foods, Inc. in the fourth quarter) increased year-
    to-date  net  sales by approximately  $435  million,  or
    26%.   Excluding  the  effect of acquisitions,  year-to-
    date   net   sales  for  existing  operations  increased
    approximately  12%,  of which 8%  is  due  to  increased
    prices  driven by higher raw material costs  and  4%  is
    due to volume.

         Net  sales  in the All Other segment increased  20%
    and  11%  in  the  13-week  and  39-week  periods  ended
    September  2000 from the comparable prior year  periods.
    The  increases for the 13-week period were due primarily
    to  increases  in  hides selling prices  and  pounds  of
    hides  sold.  The increases for the 39-week period  were
    due  primarily to increased average hides selling prices
    along with increased total pounds of hides sold.

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

        COST OF PRODUCTS SOLD

         In  the  Beef Carcass segment, the cost of products
    sold   in  the  third  quarter  and  nine  months  ended
    September  2000 increased 5% and 10% from the comparable
    1999  periods.  Higher average live cattle  prices  were
    the principal reason for the higher 2000 costs.

          In the Beef Processing segment, the cost of products sold in the third quarter and nine months ended September 2000 increased 3% and 8% from the comparable 1999 periods. Higher raw material costs passed through from the Beef Carcass segment, driven by higher average live cattle prices were the principal reason for the higher 2000 costs.

         In  the Pork segment, the cost of products sold  in
    the   third   quarter  and  year-to-date  period   ended
    September  2000 increased 8% and 21% from the comparable
    1999  periods.   The  increases were  due  primarily  to
    higher  2000  average live pork prices compared  to  the
    comparable periods in 1999.

         Foodbrands  America's third quarter  2000  cost  of
    products  sold  increased 27%  from  the  third  quarter
    1999,  of  which  16%  is  the  result  of  acquisitions
    mentioned above.  Year-to-date cost of products sold  in
    2000  increased  45%  over 1999, 29%  of  which  is  the
    result   of  acquisitions.   Excluding  the  effect   of
    acquisitions,  cost  of  products  sold  for  the  third
    quarter increased 11%, 7% of which is due to higher  raw
    material costs, 2% resulted from increased sales  volume
    and  2% resulted from the DFG issues. Year-to-date  cost
    of  products sold before acquisitions increased 15% over
    1999,  10% of which is due to higher raw material costs,
    4%  resulted from increased sales volume and 1% resulted
    from the DFG issues.

         In the All Other segment, costs in the third quarter and nine months ended September 2000 increased 8% and 4% from the comparable 1999 periods. Higher volume-driven raw materials, passed through from the Pork and Beef
    Processing segments, and plant costs in the company's newly formed Fresh Meats Case Ready operations and higher raw material costs at the company's Canadian beef complex and hide operations, passed through from the Beef Carcass segment, were somewhat offset by lower volume-driven raw material costs and plant costs at the cow operations. Cow operations plant costs were also reduced by the result of a $17 million nonrecurring pre-tax charge in the second quarter 1999 for cow facility asset write-downs. The company exited the cow business in the first quarter 2000.


        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The  Beef Carcass segment's third quarter and year-
    to-date  2000  expense increased 18% and  19%  over  the
    comparable   1999   periods.   Higher  personnel-related
    expenses   and  computer-related  expenses  were   major
    factors in the increase.

         The Beef Processing segment's third quarter and year-to-date 2000 expense increased 10% and 11% over the comparable 1999 periods. Higher personnel-related expenses, computer-related expenses and international selling expense were major factors in the increase.

         Pork  segment  third quarter and year-to-date  2000
    expense  increased 6% and 10% over the  comparable  1999
    periods.   Higher personnel-related expenses,  computer-
    related  expense and international selling expense  were
    major factors in the increase.

         In  the  Foodbrands America segment, third  quarter
    2000  expenses  increased 28%  over  the  third  quarter
    1999, 12% of which is related to acquisitions.  Year-to-
    date  expenses  in 2000 increased 61% over  year-to-date
    expenses   in   1999,  of  which  22%  is   related   to
    acquisitions.  Higher bad debt expense ($11  million  in
    the  first quarter) related to a customer bankruptcy and
    year-to-date   merger-related  costs  of   $31   million
    accounted  for  an additional 21% of the increase.   The
    customer   bankruptcy  was  a  large  distributor   that
    accounted    for   $342   million   in   the   company's
    consolidated  1999  net  sales.   However,  no  material
    negative   impact  is  expected  as  the   distributor's
    customers  have  continued  to  purchase  the  company's
    products.   The DFG issues accounted for 2%  and  3%  of
    the  increase  for  the quarter and nine  months  ended,
    respectively.   Higher volume-related  selling  expenses
    and   increased  personnel-related  expenses  were   the
    principal factors driving the remaining 14% increase  in
    the  third quarter and the remaining 15% increase  year-
    to-date.

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

    RECENT ACCOUNTING CHANGES

         Beginning in the first quarter 2000, the company changed  its
    method   of   accounting  for  revenue  recognition   in
    accordance  with  Staff Accounting  Bulletin  (SAB)  No.
    101,  Revenue Recognition in Financial Statements. As  a
    result of the guidance in SAB No. 101, the company  will
    recognize    revenue   upon   delivery   to   customers.
    Previously,  the  company  had recognized  revenue  upon
    shipment   to   customers,  in   accordance   with   its
    interpretation  of  Statement  of  Financial  Accounting
    Concepts  No. 5, Revenue and Recognition in  Measurement
    in  Financial  Statements of Business  Enterprises.  The
    cumulative effect of the change on prior years  resulted

    in  a charge to income of $2,429 (net of income taxes of
    $1,489)  or $.02 per share, which is included in  income
    for  the  nine  months  ended September  23,  2000.  The
    effect  of  the  change on the quarter and  nine  months
    ended  September  23,  2000 was to  increase  (decrease)
    income  before  the cumulative effect of the  accounting
    change  by  $676  ($0.01 per share) and ($1,666)  ($0.02
    per  share).  The  pro forma amounts  presented  in  the
    income   statement   were   calculated   assuming    the
    accounting  change  was  made  retroactively  to   prior
    periods.

          For the nine months ended September 23, 2000,  the
    company  recognized $63,311 in revenue that was included
    in  the  cumulative effect adjustment as of  January  1,
    2000.  The  effect of that revenue in  the  nine  months
    ended  September  23,  2000 was to  increase  income  by
    $2,429  (after  reduction for income  taxes  of  $1,489)
    during that period.


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

                   John J.Jacobson, Jr.
                              Votes for:             80,528,621
                              Votes withheld:         1,113,014

                   Eugene D. Leman
                              Votes for:             80,532,361
                              Votes withheld:         1,109,274

                   Martin A.Massengale
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

Item 5.  Other Information

         In connection with its Medium-Term Notes program, the company hereby reports the following computations:

                                            39 Weeks Ended
                                       -----------------------
                                        Restated     Restated
                                        Sept. 23,    Sept. 25,
                                          2000         1999
                                       -----------  ----------
         Earnings before income taxes,
          cumulative effect of accounting
          change and extraordinary item  $256,426     $365,608
         Total fixed charges               86,164       66,648
         Capitalized interest              (6,229)      (6,687)
                                          -------      -------
         Earnings before fixed charges,
          income taxes and extraordinary
          item                           $336,361     $425,569
                                          =======      =======
         Ratio of earnings to fixed charges   3.9          6.4
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








                                                 IBP, inc.
                                         -------------------------
                                               (Registrant)


    March 12, 2001                       /s/  Robert L. Peterson
----------------------                   --------------------------
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

