Form 10-K/A
period 1999-12-25
IBP INC
filed 2001-03-14
CIK 52477

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






ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands, except net sales and per share data)

The financial information below has been restated to reflect adjustments for irregularities and misstatements at one of the company's subsidiaries and for the application of variable plan accounting for certain stock options. See Notes G and Q for more detail relating to the effects of these restatements for 1999, 1998 and 1997. Fiscal years 1995 and 1996 were restated for the application of variable plan accounting for stock options mentioned above. The impact of variable plan accounting increased selling, general and administrative expense in fiscal years 1995 and 1996 by $7.4 million and $1.2 million. Net earnings were reduced by $7.1 million and $1.1 million and earnings per diluted share by $0.07 and $0.01, respectively, in fiscal years 1995 and 1996.

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


/s/ Larry Shipley          Chief Financial             3/12/01
----------------------     Officer (principal
Larry Shipley              financial officer)


/s/ Craig J. Hart          Vice President and          3/12/01
----------------------     Controller
Craig J. Hart


/s/ Richard L. Bond        Director                    3/12/01
----------------------
Richard L. Bond



/s/ John S. Chalsty        Director                    3/12/01
----------------------
John S. Chalsty



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