Form 10-Q/A
period 2000-03-25
IBP INC
filed 2001-03-15
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C. 20549


                        FORM 10-Q/A

          (Amended to correct EDGAR formatting)
                ____________________________


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

      The following tables present the impact of the above restatements related to the balance sheets, statements of earnings, and statements of cash flows:

CONSOLIDATED BALANCE SHEET
March 25, 2000		       As
                           Previously                   Revenue        Stock         As
                            Reported        DFG       Recognition     Options     Restated
                          -----------   -----------   -----------   -----------   -----------
ASSETS
  CURRENT ASSETS:
    Accounts receivable  $   802,632   $    (3,990)  $  (116,164)  $      -      $   682,478
    Inventories              711,598        (9,741)      109,565          -          811,422
    Deferred income tax
      benefits and
      prepaid expenses       101,253           869           321          -          102,443
  TOTAL CURRENT ASSETS     1,649,840       (12,862)       (6,278)         -        1,630,700
TOTAL ASSETS             $ 4,252,613   $   (12,862)  $    (6,278)  $      -      $ 4,233,473
                          ==========    ==========    ==========    ==========    ==========

                                    -15-

CONSOLIDATED BALANCE SHEET
March 25, 2000		       As
(continued)                 Previously                   Revenue        Stock         As
                            Reported        DFG       Recognition     Options     Restated
                          -----------   -----------   -----------   -----------   -----------
LIABILITIES AND
STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable     $   403,562   $        71   $      -      $      -       $  403,633
    Deferred income
     taxes and other
     current liabilities     438,378        (1,201)         -           (2,386)      434,791
        TOTAL CURRENT
          LIABILITIES      1,602,968        (1,130)         -           (2,386)    1,599,452
    Deferred income
     taxes and other non-
     current liabilities     169,997          -            4,403          -          174,400
       TOTAL LIABILITIES   2,483,286        (1,130)        4,403        (2,386)    2,484,173
  STOCKHOLDERS' EQUITY:
    Retained earnings      1,389,074       (11,732)       (4,403)       (3,892)    1,369,047
      TOTAL STOCKHOLDERS'
       EQUITY              1,744,307       (11,732)       (4,403)       (3,892)    1,724,280
        TOTAL LIABILITIES
          AND STOCKHOLDERS'
            EQUITY       $ 4,252,613   $   (12,862)  $      -      $    (6,278)  $ 4,233,473
                          ==========    ==========    ==========    ==========    ==========

CONSOLIDATED STATEMENT
OF EARNINGS
13 weeks ended           	 As
March 25, 2000             Previously                   Revenue        Stock          As
                            Reported        DFG       Recognition     Options       Restated
                          -----------   -----------   -----------   -----------   -----------
Net Sales                $ 3,882,037   $      -      $   (52,853)  $      -       $ 3,829,184
Cost of products sold      3,642,058         2,344       (50,530)         -         3,593,872
                          ----------    ----------    ----------    ----------     ----------
Gross profit                 239,979        (2,344)       (2,323)         -           235,312
Selling, general and
 administrative expenses     131,349           967            37        (2,858)       129,495
Earnings from operations      77,331        (3,311)       (2,360)        2,858         74,518
Income tax expense            21,300        (1,200)         (897)          263         19,466
Earnings before
  accounting change
  and extraordinary item      34,715        (2,111)       (1,463)        2,595         33,736

Cumulative   effect   of
change in accounting
principle                       -             -           (2,429)         -            (2,429)
Net earnings                  19,678        (2,111)       (3,892)        2,595         16,270

                                    -16-

CONSOLIDATED STATEMENT
OF EARNINGS
13 weeks ended           	 As
March 25, 2000              Previously                   Revenue        Stock          As
(continued)                 Reported        DFG       Recognition     Options       Restated
                          -----------   -----------   -----------   -----------   -----------
Earnings   per    common
share:
 Earnings before
  accounting change
  and extraordinary item $      0.30   $     (0.02)  $     (0.01)  $      0.02   $      0.29
  Cumulative effect  of
   change in accounting
   principle                     -             -           (0.02)          -           (0.02)
 Extraordinary item           (0.14)           -             -             -           (0.14)
  Net earnings                  0.16         (0.02)        (0.03)         0.02          0.13

Earnings   per    common
share -   assuming dilution:
 Earnings before
  accounting change
  and extraordinary item $      0.30   $     (0.02)  $     (0.01)  $      0.02   $      0.29
  Cumulative effect  of
   change in accounting
   principle                     -             -           (0.02)          -           (0.02)
  Extraordinary item           (0.14)          -             -             -           (0.14)
  Net earnings                  0.16         (0.02)        (0.03)         0.02          0.13

CONSOLIDATED STATEMENT
OF EARNINGS
13 weeks ended           	 As
March 27, 1999             Previously                   Revenue        Stock         As
                            Reported        DFG       Recognition     Options     Restated
                          -----------   -----------   -----------   -----------  -----------
Selling, general and
 administrative expenses $    99,353   $     -       $     -       $   (10,445)  $    88,908
Earnings from operations     105,665         -             -            10,445       116,110
Income taxes                  35,319         -             -             1,026        36,345
Net earnings                  56,602         -             -             9,419        66,021
Earnings per share -
Basic                    $      0.58         -             -       $      0.10   $      0.68
Basic
Earnings per share -            0.53         -             -              0.09          0.62
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