Form 10-K
period 2000-12-30
IBP INC
filed 2001-03-30
CIK 52477

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

              THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 30, 2000
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

       Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in Part III of this Form 10-K.

       The aggregate market value of the registrant's common stock held by non-affiliates (104,756,684 shares) based on the New York Stock Exchange average bid and ask price on March 27, 2001, was approximately $2.43 billion.

       As  of  March  27,  2001, the registrant  had  outstanding
106,016,971 shares of its common stock.


                             Page 1 of 48

                                 PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

General

       IBP, inc., ("IBP") a Delaware corporation, has five business segments, Beef Carcass, Beef Processing, Pork, Foodbrands America and All Other. The Beef Carcass segment reduces live fed cattle to dressed carcasses and other allied products, over 87% of which are sold to other IBP segments. The Beef Processing segment produces fresh beef and processed beef products that are typically marketed in the form of boxed beef. The Pork segment reduces live hogs to fresh and processed pork products that are typically sold in the form of boxed pork. Boxed beef and pork from the Beef Processing and Pork segments are marketed mainly in the United States to grocery chains, meat distributors, wholesalers, retailers, restaurant and hotel chains, and processors who produce cured and smoked products, such as bacon, ham, luncheon meats and sausage items. The Foodbrands America segment produces frozen and refrigerated food products for the foodservice industry. IBP's All Other segment includes the Company's trucking and warehousing operations, its Canadian beef operations, cow boning operations (discontinued in March 2000) and hide curing and tanning operations. The Beef Carcass, Beef Processing, Pork and All Other segments are all operated under IBP's Fresh Meats division, and may be referred to as Fresh Meats Operations.

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

       Beef Carcass

       IBP operates ten U.S. fed beef carcass production facilities in Idaho, Illinois, Iowa, Kansas, Nebraska, Texas and Washington, which reduce live cattle to dressed carcass form. Fed beef consists primarily of young steers and heifers specifically raised for beef consumption.

       Beef Processing

       IBP operates beef processing facilities at eight U.S. locations, seven of which are adjacent to U.S. beef carcass production facilities in Illinois, Kansas, Nebraska, Texas and Washington; and the eighth is located in Norfolk, Nebraska. These facilities conduct fabricating operations to produce boxed beef.

       Pork

       IBP operates six pork carcass facilities in Indiana, Iowa and Nebraska which reduce live hogs to dressed carcass form. IBP operates seven processing facilities which conduct fabricating operations to produce boxed pork. Six of the processing facilities are adjacent to the pork carcass facilities, and the seventh is located in Council Bluffs, Iowa. The production process  for  pork  is  similar to that employed  in  IBP's  Beef
Processing segment.


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

       Early in the second quarter of 1999, the Company acquired the outstanding stock of two companies, H&M Food Systems Company, Inc. ("H&M") and Zemco Industries, Inc., the owner of Russer Foods. H&M is a producer of custom-formulated pre-cooked meat products and prepared foods with two plants in Texas. Russer Foods, based in Buffalo, New York, produces and markets a variety of premium deli meats. Both operations are subsidiaries of FAI, and operate as part of IBP's Foodbrands America business segment. In the third quarter of 1999, FAI acquired Wilton Foods, Inc. ("Wilton") a leading producer of premium kosher meals and prepared foods for airlines and institutions. Wilton also produces premium kosher hors d'oeuvres and appetizers. Wilton is based in Goshen, New York.

       In the third quarter of 1999, IBP (through its IBP Foods, Inc. subsidiary) purchased a substantial portion of the operating assets of Thorn Apple Valley, Inc. ("TAVI"), a further processor of pork and poultry products. The purchase of the TAVI assets included five processing plants, most of its current assets and a number of product brand names. The five processing plants acquired from TAVI are under the Foodbrands America business segment.

       On February 7, 2000, the Company acquired all of the stock of Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor for the retail and foodservice markets. In the transaction, which was accounted for as a pooling of interests, IBP issued approximately 14.4 million IBP common shares for all of the outstanding stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. The CBFA operations are part of the Foodbrands America business segment.

       All Other

        IBP's All Other segment includes thirteen warehouse and freezer facilities located in Illinois, Iowa, Kansas, Missouri, Nebraska and Texas. The All Other segment includes IBP's eight hide treatment facilities and four tanning facilities located in Illinois, Kansas, Nebraska and Texas. IBP's Lakeside Farm Industries, Ltd. Subsidiary in Alberta, Canada, which has cattle feeding and beef processing operations, is also included in the All Other Segment. IBP's one cow boning facility in Nebraska discontinued operations on March 17, 2000. The All Other segment also included fresh meat case ready operations in five facilities located in Iowa, Indiana, Nebraska and Texas.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

       The company's businesses are classified into five business segments: Beef Carcass, Beef Processing, Pork, Foodbrands America and All Other. The contributions of each business segment to net sales and operating earnings, and the identifiable assets attributable to each business segment are set forth in Note M, "Business Segments" of the Consolidated Financial Statements included herein at pages F-1 through F-44.


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

Operations

       Cattle and Hog Supplies

       IBP does not currently have facilities of its own to raise cattle or hogs in the United States, the primary source of raw material for its Fresh Meats Operations. However, IBP has entered into various risk-sharing and procurement arrangements with producers that help secure a supply of livestock for daily start-up operations at its facilities. IBP's Canadian subsidiary, Lakeside, has cattle feeding facilities, other agricultural divisions and a beef carcass production and boxed beef processing facility. In 2000, Lakeside's feedlots provided approximately 20% of that facility's fed cattle needs. IBP's main supply of live cattle and hogs is purchased by IBP buyers who are trained to select high quality animals. IBP's buyers purchase cattle and hogs on a daily basis, generally a few days before the animals are required for processing. Live animals are generally held in IBP's holding pens for only a few hours.

       Production Process - Beef Carcass

       IBP's fed beef carcass production facilities reduce live fed cattle to dressed carcass form and process allied products.
IBP's  fed  carcass facilities operated in 2000 at  approximately
87% of their production capacities.

       Throughout production, edible beef and allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible beef derived from processing operations are used in the manufacture of animal feed, gelatin, pharmaceuticals and cosmetics.

       Production Process - Beef Processing

       IBP's   beef  processing  facilities  conduct  fabricating
operations   to  produce  boxed  beef.   IBP's  beef   processing
facilities operated in 2000 at approximately 83% of their production capacities.

       Throughout production, edible beef and allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible beef derived from processing operations are used in the manufacture of animal feed, gelatin, pharmaceuticals and cosmetics.


       Production Process - Pork

       IBP's pork facilities produce fresh boxed pork for shipment to customers, as well as pork bellies, hams and boneless picnic meat for shipment to customers who further process the pork into bacon, cooked hams, luncheon meats and sausage items. In 2000, IBP's pork facilities operated at approximately 81% of their production capacity.

       Throughout production, edible pork and allied products, such as variety meat items, are segregated and prepared for shipment or further refinement. Inedible pork products derived from processing operations are used in the manufacture of animal feed, gelatin, pharmaceuticals and cosmetics.


       Production Process - Foodbrands America

        IBP's Foodbrands America production facilities process fresh beef, fresh pork, and other raw materials into pizza toppings, portion-controlled steaks and pork chops, branded and processed meats, appetizers, hors d'oeuvres, desserts, ethnic foods, soups, sauces, side dishes and pizza crusts. Foodbrands America's raw materials are typically commodity based raw materials, including fresh beef and pork that can be purchased from various suppliers and manufacturers of these raw materials. Due to variances in product mix that may be processed at a value-added facility, it is difficult to estimate a facility's capacity. However, in 2000, IBP estimates the Foodbrands America facilities operated at approximately 85% of their production capacity.

       Production Process - All Other

       IBP's Lakeside Farm Industries, Ltd. subsidiary includes cattle feeding, beef carcass production and beef processing

operations;   and   in   2000  these   operations   operated   at
approximately 100%, 83% and 83% of their production capacities.

       IBP's cow boning facility, which operated through March 2000, produced beef trimmings and boneless cuts of beef that were further processed by IBP and sold to customers who produce hamburger, sausage and deli meats. While operating in 2000, IBP's cow boning facility operated at approximately 69% of its production capacity.

       Eight of IBP's fed beef plants include hide treatment facilities. The majority of the hides from IBP's other fed beef plants are transported to these facilities, which include brine curing operations and, in four locations, chrome hide tanneries. The chrome tanning process produces a semifinished product that is shipped to leather good manufacturers worldwide. Brine-cured hides are sold to other tanneries. IBP is the largest chrome tanner of cattle hides in the United States.


Facilities

       The corporate headquarters of IBP are located in Dakota Dunes, South Dakota. IBP believes that its plants are among the most modern in the world and strives to maintain and enhance its facilities. Generally, plants and additions are designed by IBP's personnel. IBP generally considers its existing plants and equipment to be in excellent condition. IBP's capital spending for 2001 is expected to be in the range of $235 million, which includes expenditures for environmental compliance activities. Its principal plants as of December 30, 2000, are described below.

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

       All Other

       IBP's Canadian cattle feeding operation, fed beef carcass production and processing facility are located in Alberta, Canada. At IBP's beef carcass facilities, eight have hide treatment or tanning operations, six have cold storage freezer operations and one has a tallow refinery. At IBP's pork locations, four have cold storage freezer operations and two have skinning operations. Four of IBP's warehouse and freezer locations are not located adjacent to plants, these facilities are located in Kansas, Iowa, Illinois and Missouri. IBP has fresh meat case ready operations in five locations, four of which are adjacent to pork or beef processing facilities located in Indiana, Iowa, Nebraska and Texas; and the fifth is located in Council Bluffs, Iowa. IBP exited its cow boning business in 2000.


Sales

        IBP's customers for beef, pork and value-added products include domestic and international grocery chains, meat distributors, wholesalers, retailers, warehouse clubs, foodservice distributors, restaurant and hotel chains, and meat processors who produce cured and smoked products, such as bacon, ham, luncheon meat and sausage items. Most sales are made pursuant to daily orders as opposed to long-term supply contracts. In each of the past three years, the largest customer of the Beef Carcass segment was IBP's other business segments which purchased at least 87% of the segment's annual beef production; and for Beef Processing, IBP's largest processed beef customer accounted for less than 6% of its annual processed beef net sales. For the past three years, the largest customer of the Pork segment was IBP's other business segments, accounting for 19%, 14% and 10% of its pork net sales in 2000, 1999 and 1998. In each of the past three years, Foodbrands America's largest customer accounted for less than 15% of its annual net sales; and, in each of the past three years, the largest customer in the All Other segment accounted for less than 4% of its annual net sales. For the same periods, IBP's largest customer for all products combined accounted for less than 4% of its annual net sales.

       IBP sells to international customers through foreign and domestic sales offices. In fiscal 2000, export sales accounted for approximately 13% of IBP's net sales, which compares to approximately 12% in fiscal 1999 and 12% in fiscal 1998. International sales, which include all consolidated company sales to customers outside the United States, totaled 15% of consolidated net sales in 2000, 1999 and 1998.

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

       Beef Processing, Pork and All Other

        Most products from these segments are shipped by trucks, generally from plants located closest to the purchaser. However, other plants may supplement such deliveries, depending upon prevailing supplies and product demand.

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

       IBP's hog buyers generally purchase hogs based upon an average daily bid price. The average daily bid price is adjusted for each producer by tracking the producer's yield and quality results. From the results of the producer's prior sales, IBP is able to generate a discount or a premium that adjusts the average daily bid for that individual producer. In addition, IBP has recently introduced an animal ultrasound system to its pork facilities to measure the quality and other factors regarding the profitability of a hog. IBP believes this purchasing system is one of the most advanced and accurate methods for establishing carcass values in the industry.

       Product quality, product mix, location and service, in addition to price, are important competitive elements in the sale of fresh beef and pork products.

       IBP is the largest producer of beef carcasses and fresh beef in the United States. IBP believes that its two largest beef competitors in 2000 were Monfort, a subsidiary of ConAgra, Inc. ("ConAgra") and Excel Corporation, a subsidiary of Cargill, Incorporated.

       IBP  is  one of the largest pork processors in the  United
States.   IBP believes that its largest pork competitors in  2000
were Smithfield Foods, Inc.; ConAgra; and Hormel Foods Corp.

       Foodbrands America

         Foodbrands America's products are sold in highly competitive markets competing with a significant number of companies of various sizes. The principal competitive factors in these markets are price, service, innovative products, and quality.

       All Other

       The All Other segment combines a mix of various businesses that do not individually comprise a reportable business segment. Based on this mix of businesses, it is difficult to identify this segment's principal competitors. However, this segment does contain operations that compete with similar operations of other beef and pork processors, and a number of the competitors listed for those segments would be similar competitors for the All Other segment.

Employees

       As  of  December  30,  2000, IBP had approximately  50,000 employees. Whenever possible, production employees are recruited locally and trained by IBP for specific tasks.

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


                                              Contract Expiration
     Plant                 Union                      Date

Amarillo, Texas          Teamsters (1)            November 2002

Chicago, Illinois (3)    Teamsters (1)            April 2001

Detroit, Michigan (3)    Teamsters (1)            August 2004

Grand Rapids,            Teamsters (1)            February 2004
Michigan (3)

Manchester,              Teamsters (1)            December 2003
New Hampshire (3)

Pasco, Washington        Teamsters (1)            May 2004

Rialto, California (3)   Teamsters (1)            September 2001

Albuquerque, New Mexico  UFCW (2)                 January 2005

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

Dakota City, Nebraska    UFCW (2)                 August 2004

Detroit, Michigan        UFCW (2)                 August 2004

Grand Rapids, Michigan   UFCW (2)                 August 2003

Holly Ridge,             UFCW (2)                 April 2004
North Carolina

Holly Ridge,             UFCW (2)                 April 2004
North Carolina (3)

Jefferson, Wisconsin     UFCW (2)                 June 2002

Joslin, Illinois         UFCW (2)                 March 2006
Logansport, Indiana      UFCW (2)                 October 2003

Manchester,              UFCW (2)                 December 2004
New Hampshire

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

       IBP is subject to federal, state and local laws and regulations governing environmental protection. In 2000, IBP incurred expenses of approximately $26 million to maintain compliance with such regulations. These expenditures relate principally to the normal operation and maintenance of wastewater treatment facilities ("Wastewater Treatment Facilities"), where IBP biologically treats these wastes, and the associated land application of wastes generated at these treatment facilities. Wastes are generated as a by-product of the animal slaughtering and processing operations. Except as disclosed in Item 3, IBP believes that it is in substantial compliance with such applicable laws and regulations and IBP is not aware of any violations of, or pending changes in, such laws and regulations that are likely to result in material penalties or material increases in compliance costs. IBP incurred $44 million in capital expenditures, primarily related to its Wastewater Treatment Facilities, in fiscal 2000 and anticipates capital expenditures of approximately $31 million in fiscal 2001 for environmental projects primarily related to the Wastewater Treatment Facilities.

              EXECUTIVE OFFICERS OF THE REGISTRANT

                           Age at        Positions With IBP and
                         February 18,     Five-Year Employment
Name                        2001                History


Richard L. Bond              53           President and Chief
                                          Operating Officer since
                                          1997; Director since 1995;
                                          1995-1997 President, Fresh
                                          Meats; 1994-1995 Executive
                                          Vice President, Beef; 1989-
                                          1994 Group Vice President,
                                          Beef Sales and Marketing;
                                          1982-1989 Vice President,
                                          Boxed Beef Sales and
                                          Marketing


R. Randolph Devening         58           Chief Executive Officer
                                          of Foodbrands America, Inc.
                                          since 2000; 1994-2000 Chief
                                          Executive Officer and
                                          President, Foodbrands
                                          America, Inc.; Chairman of
                                          the Board, Foodbrands
                                          America, Inc. 1994 to 1997


Craig J. Hart                45           Vice President and
                                          Controller since 1995; 1993-
                                          1995 Assistant Vice
                                          President and Controller;
                                          1990-1993 Controller

Eugene D. Leman              58           Chief Executive Officer,
                                          Fresh Meats since 2000;
                                          Director Since 1989; 1995-
                                          2000 President, Fresh
                                          Meats; 1995-1997 President,
                                          Allied Group; 1986-1995
                                          Executive Vice President,
                                          Pork Division; 1981-1986
                                          Group Vice President, Pork
                                          Division


Robert L. Peterson           68           Chairman of the Board of
                                          Directors since 1981; Chief
                                          Executive Officer since
                                          1980; Director since 1976;
                                          1979-1995 President


Larry Shipley                45           Chief Financial Officer
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


ITEM 3.  LEGAL PROCEEDINGS

      Information required by this item is set forth in Note  O
"Contingencies" of the Consolidated Financial Statements included herein at pages F-1 through F-35.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of IBP's security holders during the fourth quarter of 2000.



                            PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Information required by this item is included in the Consolidated Financial Statements included herein at pages F-1 through F- including the "Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income," "Notes to Consolidated Financial Statements," and "Note P - Quarterly Financial Data (Unaudited)"

     IBP's  Common  Stock  was  held by  approximately  4,158
stockholders of record at year-end 2000. The Common Stock is listed on the New York and Pacific Stock Exchanges.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands, except per share data)

                                                  52 weeks ended
                        53 weeks   ----------------------------------------------
                         ended       Restated   Restated    Restated   Restated
                       Dec. 30,      Dec. 25,   Dec. 26,    Dec. 27,   Dec. 28,
                         2000          1999       1998        1997       1996
                                      (4)(5)       (4)        (4)         (4)
                       ----------  ----------  ----------  ----------  ----------
OPERATIONS:
Net sales (1)         $16,949,608 $15,121,689 $13,734,773 $13,880,670 $12,951,388
Gross profit            1,036,344     995,070     737,534     471,427     443,582
Selling, general
 and administrative
 expenses                 689,462     440,474     355,564     231,669     121,848
Earnings from
 operations               346,882     554,596     381,970     239,758     321,734

Interest expense, net      88,258      67,816      57,571      44,173       3,373

Income taxes              105,971     168,913     126,432      73,837     120,719
Income before
 accounting change and
 extraordinary loss       152,653     317,867     197,967     121,748     197,642
Accounting change (2)      (2,429)       -           -           -           -
Extraordinary loss (3)    (15,037)       -        (14,815)       -           -
Net earnings              135,187     317,867     183,152     121,748     197,642
Pro forma net
 earnings (6)             137,616     317,122     184,617     121,511     197,652

PER SHARE DATA:
Earnings per diluted share -
 Earnings before
  accounting change
  and extraordinary item    $1.40       $2.96       $1.86       $1.20       $2.06
 Accounting change (2)       (.02)        -           -           -           -
 Extraordinary loss (3)      (.14)        -          (.14)        -          -
 Net earnings                1.24        2.96        1.72        1.20        2.06

Pro forma per share data (6) -
 Earnings before
  accounting change and
  extraordinary item        $1.40       $2.95       $1.86       $1.20       $2.06
 Net earnings                1.26        2.95        1.73        1.20        2.06

Dividends per common
 share                        .10         .10         .10         .10         .10

FINANCIAL CONDITION:
Working capital         $ (53,806)  $ 148,011   $ 251,25    $ 218,400   $ 540,903

Total assets            4,426,256   4,143,557  3,313,019    2,971,512   2,174,495

Long-term obligations     658,719     789,861    761,182      635,006     260,008

Stockholders' equity    1,849,511   1,700,483  1,390,797    1,235,848   1,193,882

(1) Freight charges previously netted against sales have been reclassified to cost of goods sold in prior years to conform with the current year presentation
(2) Cumulative effect of change in accounting principle, net of applicable income taxes.
(3) Extraordinary loss on extinguishment of debt, net of applicable income taxes.
(4) The financial information presented for 1996 through 1999 has been restated for the application of variable plan accounting for certain stock options. See Notes G and R for more detail relating to the effects of these restatements on 1999 and 1998. The impact of variable plan accounting increased (decreased) selling, general and administrative expense in fiscal years 1997 and 1996 by $(1.9) million and $1.2 million, respectively. Net earnings were increased (decreased) by $1.8 million and $(1.1) million and earnings per diluted share by $0.02 and $(0.01), respectively, in fiscal years
    1997 and 1996.
(5) The financial information for 1999 has been restated to reflect adjustments for irregularities and misstatements at one of the company's subsidiaries and for the application of variable plan accounting for certain stock options. See Note R for more detail relating to the effects of these restatements.
(6) Pro forma net earnings assumes the accounting change for the guidance in SAB 101 is applied retroactively.

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

     RESTATEMENTS
     ------------
           Management's discussion and analysis has been restated and expanded to reflect the following items, as described in Note R to the financial statements:

           DFG RESTATEMENTS:

           Following  the  third  quarter  2000,  the   company
     identified $9.0 million in adjustments that were necessary related to inaccuracies at its DFG subsidiary, which were reflected in the company's reported results in its Quarterly Report on Form 10-Q for the period ended September 23, 2000. As a result of these inaccuracies, which were identified during the fourth quarter 2000, the company initiated a comprehensive internal  review  of operations, systems, processes  and  controls related to its DFG subsidiary. These reviews and other issues raised during the fourth quarter 2000 resulted in recording certain charges and adjustments, as discussed below, which impacted previously reported results for the year ended December 25, 1999 and unaudited results for quarterly periods in 2000.

           The  accompanying discussion and analysis for 1999
     has been revised to reflect $15.5 million of pre-tax adjustments, related principally to overstated prepaid expenses; inventory valued above net realizable value; uncollectible accounts receivable due to customer short payments, unauthorized deductions and subsequent allowances; and underaccrual of liabilities for inventory purchases, temporary labor costs, marketing, rebates and commissions at December 25, 1999. These adjustments resulted in an $8.7 million increase in previously reported cost of products sold and a $6.8 million increase in selling, general and administrative expenses. The related tax impact of these adjustments of $5.9 million has also been reflected. The impact of these adjustments reduced net earnings by $9.6 million and related basic and diluted earnings per share by $0.10 and $0.09, respectively, from amounts previously reported for fiscal 1999.

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

          The restatement increased (decreased) compensation expense by ($11,991) and $10,968 in 1999 and 1998, respectively, and adjusted income tax expenses for the tax benefit associated with the expense. The change increased (decreased) net earnings by $10,824 and ($9,823) and earnings per diluted share by $0.11 and ($0.09) in 1999 and 1998, respectively.

          SEGMENTS:

          The company previously reported two segments, Fresh Meats and Foodbrands America. As a result of reconsidering the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the company has expanded the number of segments disclosed.

     CHANGE IN ACCOUNTING
     --------------------

          Beginning in the first quarter 2000, the company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. As a result of the guidance in SAB No. 101, the company will recognize revenue upon delivery to customers. Previously, the company had recognized revenue upon shipment to customers, in accordance with its interpretation of Statement of Financial Accounting Concepts No. 5, Revenue and Recognition in Measurement in Financial Statements of Business Enterprises. The cumulative effect of the change on prior years resulted in a charge to earnings of $2,429 (net of income taxes of $1,489) or $.02 per share, which is included in earnings for the year ended December 30, 2000. The effect of the change on the year ended
     December 30, 2000 was to decrease income before the cumulative effect of the accounting change by $2,035 or $0.02 per share. The pro forma amounts presented in the earnings statement were calculated assuming the accounting change was made retroactively to prior periods.

           For the 53 weeks ended December 30, 2000, the company recognized $63,311 in revenue that was included in the cumulative effect adjustment in the first quarter 2000. The effect of that revenue in the year ended December 30, 2000 was to increase net earnings by $2,429 (after reduction for income taxes of $1,489) during that period.

     MERGER AGREEMENT
     ----------------

     On January 1, 2001, the IBP board of directors authorized
     IBP to terminate the merger agreement with Rawhide Holdings Corporation ("Rawhide") and Rawhide Acquisition Corporation and enter into an Agreement and Plan of Merger, dated as of January 1, 2001 (the "Tyson Agreement") with Tyson Foods, Inc. ("Tyson"). On March 29, 2001, Tyson announced that it was "discontinuing" the Tyson Agreement. Tyson alleges they were inappropriately induced to enter the Tyson Agreement, due to the alleged failure to disclose comments received from the Securities and Exchange Commission ("SEC") contained in a December 29, 2000 letter from the SEC. This SEC letter, they claim, resulted in restatements of IBP's financials and filings. They further claim that based upon these facts, Tyson has a right to rescind the Tyson Agreement and seek compensation from IBP. In the event they are unable to rescind the Tyson Agreement, Tyson claims a right to terminate the Tyson Agreement pursuant to sections 11.01(f) and 12.01 of the Tyson Agreement. Tyson has filed a lawsuit against IBP with allegations consistent with the foregoing, seeking reimbursement of amounts advanced under the Tyson Agreement and other merger related expenses.


          Under the terms of the Agreement and Plan of Merger, dated as of October 1, 2000 (the "Rawhide Agreement"), by and among IBP, Rawhide and Rawhide Acquisition Corporation, IBP agreed to pay Rawhide a $59 million termination fee and reimburse Rawhide for up to $7.5 million of its documented out-of-pocket fees and expenses if the Rawhide Agreement were terminated under certain circumstances. IBP became obligated to pay such amounts to Rawhide when the IBP board of directors authorized IBP to terminate the Rawhide Agreement and enter into a merger agreement with Tyson.

          Pursuant to a letter from Tyson to IBP dated January 1, 2001, Tyson agreed to make the $66.5 million payment to Rawhide on IBP's behalf on January 2, 2001.  Under the Tyson Agreement, by  and among IBP, Tyson and Lasso Acquisition Corporation, IBP is  obligated to reimburse Tyson for its $66.5 million  payment
     (as well as pay Tyson a $15 million termination fee and reimburse it for $7.5 million of fees and expenses) only if one
     of  the  following  occurs:   (1) Tyson  terminates  the  Tyson
     Agreement because (a) IBP's board of directors withdraws its recommendation of the merger with Tyson or recommends an alternative transaction or (b) IBP fails to call a shareholder meeting or mail a proxy statement to its shareholders within 20 days after the SEC declares effective the prospectus associated with the transaction; (2) IBP terminates the Tyson Agreement because the IBP board of directors authorized IBP to enter into a binding written agreement with another party concerning a transaction that is superior to the transaction with Tyson; or
     (3)  the Tyson Agreement is terminated, i) by(a) Tyson, because of  a  material  breach of the Tyson Agreement by  IBP  or  (b)
     either  Tyson  or  IBP,  because  either  the  merger  is   not
     consummated by May 31, 2001 or the IBP stockholders do not approve the Tyson Agreement at a duly held stockholders meeting, and ii) at the time of such termination with respect to either 3(i)(a) or (b), there is outstanding an offer by another party to enter into a transaction with IBP in which IBP shareholders would receive value in excess of $30.00 per share, and, iii) within six months of the termination of the Tyson Agreement described in 3(i)(a) or (b), IBP enters into an agreement for an alternative transaction.

          Management believes that Tyson does not have a valid basis to discontinue or terminate the Tyson Agreement between the two companies. However, management and its outside counsel have not had the opportunity to review and study in detail the allegations in this lawsuit. Therefore, it is not possible to predict the ultimate outcome of this dispute at this time.

     ACQUISITIONS
     ------------
          On May 8, 1998, the company acquired substantially all of the operating assets of Jac Pac Foods, Ltd ("Jac Pac"). Jac Pac, with facilities in New Hampshire and Nebraska, produces and sells high quality, value-added beef products to a broad base of food service companies, restaurants and supermarkets. The purchase price consisted of $58.6 million, including liabilities assumed of $23.8 million. The excess of the purchase price over the fair value of net assets acquired resulted in goodwill of $16.8 million.

          On July 17, 1998, the company acquired the stock of Jordan's Meats. Jordan's Meats manufactures and sells a complete line of processed meat products to leading retailers and food service distributors primarily in New England but also throughout the United States. The purchase price totaled $84.6 million, including $11.1 million of liabilities assumed. The excess of the purchase price over the fair value of net assets acquired resulted in goodwill of $63.7 million.

          The   company,  through  a  special  acquisition  subsidiary,
     purchased the assets of the appetizer division of Diversified Foods Group, L.L.C. ("DFG"), on October 18, 1998. The Chicago, Illinois-based division, which includes a production plant in Chicago and another in Newark, New Jersey, was acquired for a purchase price of $91.6 million, which included liabilities assumed of $15.2 million. Goodwill recorded for the excess of the purchase price over the value of net assets acquired totaled $65.5 million. Additional consideration of up to $40 million is provided under the amended DFG purchase agreement contingent on meeting specified earnings targets through 2001. The company made a $7.8 million contingent payment in the second quarter 2000 which was initially recorded as a purchase price adjustment based on incorrect 1999 fiscal earnings for DFG. See Note T in the Notes to Consolidated Financial Statements for details regarding impairment charges related to DFG.

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

          On December 1, 1999, the company acquired substantially all of the operating assets of Wright Brand Foods, Inc. ("WBF"), a Vernon, Texas, based processor of high quality bacon products, for $116.5 million, which included liabilities assumed of $8.7 million. The excess of the purchase price over the fair value of the net assets acquired of $59.9 million was recognized as goodwill.

          All of the consideration for the above acquisitions was in cash and all were accounted for by the purchase method of accounting. Accordingly, the accompanying consolidated statements of operations include the results from the respective dates of each acquisition. Goodwill under these acquisitions is being amortized on a straight-line basis over forty years. In addition, the company identified and recorded $25 million in other intangible assets, primarily registered trademarks, associated with the acquisitions. These other intangible assets are being amortized over their useful lives, generally ten to twenty years.

          On February 7, 2000, the company acquired Corporate Brand Foods America ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which was accounted for as a pooling of interests, IBP issued 14.4 million common shares for all of the outstanding stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. At the acquisition date, all of the debt obligations were refinanced and the preferred stock was redeemed. The companies incurred $31 million or nonrecurring merger-related expenses, related primarily to a non-cash increase in the valuation of CBFA's restricted redeemable stock and to transaction-related fees.

     RESULTS OF OPERATIONS
     ---------------------
            This section presents analysis of IBP's consolidated operating results displayed in the Consolidated Statements of Earnings and should be read together with the business segments information in Note M to the consolidated financial statements.


     COMPARISON OF 2000 TO 1999

          Beef  Carcass segment 2000 operating earnings as a percentage
     of  net  sales was 1.6% compared to 1.1% in the prior  year.   The
     Beef Carcass segment's performance was above prior year levels due primarily to higher selling prices resulting from improved domestic and export demand offset by higher live cattle costs.

          Beef Processing segment 2000 operating earnings as a percentage of net sales was 1.3% compared to 2.1% in the prior year. Beef Processing operations performed below prior year levels due to less effective levels of plant utilization along with higher raw materials costs, passed through from the Beef Carcass segment, offset by improved domestic and export demand.

          Pork segment 2000 operating earnings as a percentage of net sales was 2.4% compared to 6.0% in the prior year. Pork operations performed below prior year levels due to higher live hog prices along with lower levels of plant capacity utilization.

          Foodbrands America had an operating loss of 1.8% of net sales in 2000 compared to operating earnings of 4.2% of net sales in 1999, due in part to certain unusual items. The most significant unusual item relates to issues with DFG. During 2000, DFG experienced a pre-tax loss from operations of $100 million, including impairment charges to the carrying value of DFG aggregating $66 million. In 1999, DFG recorded a $7 million pre-tax operating loss, as restated. During 2000, Foodbrands America also recognized $31 million in pre-tax, nonrecurring CBFA merger-related expense and an $11 million pre-tax provision for bad debts due to a significant customer's bankruptcy. Additionally, the IBP Foods, Inc. operation, which was purchased in the third quarter 1999 and consists of certain of the former Thorn Apple Valley, Inc. facilities, lost $26 million in fiscal year 2000. Management expects these operations to be profitable in the fourth quarter 2001. Higher raw material and selling costs for existing operations also contributed to reduced operating margins in 2000. Excluding the higher bad debt provision, CBFA merger related costs and the DFG impairment charges, the Foodbrands America segment earned $48 million from operations in 2000 compared to $102 million in 1999.

           DFG's operating results reflect significant losses and negative cash flow (as restated) that are substantially attributable to irregularities, as well as mismanagement, at the DFG level. A decrease in orders from major customers, a substantial increase in sales and promotional discounts, increased operating costs and poor demand for new product lines also contributed to the losses.

          In the All Other segment, 2000 operating earnings as a percentage of net sales were 4.5% compared to 2.1% in the prior year. Other operations performed above prior year levels mainly due to increased capacity utilization and improved product demand in the company's hide division and increased capacity utilization and improved product demand at the company's Canadian beef complex.

           Unusual items in 2000 included first quarter adjustments for a significant bad debt loss, nonrecurring merger-related expenses, cumulative effect for change in accounting principle for revenue recognition, and an extraordinary loss on extinguishment of debt, which aggregated $44 million on an after tax-basis. For the full year 2000, the unusual items also included the $66 million pre-tax nonrecurring impairment charges associated with DFG, $60 million of which occurred in the fourth quarter 2000. 1999 nonrecurring items included, on a pre-tax basis, $30 million in cow boning asset write-downs in the company's All Other segment.

           The increased 2000 Corporate expenses included in earnings from operations were primarily attributable to $11 million of variable stock option expense, virtually all of which was attributable to the fourth quarter, versus a $12 million credit to stock option expense in 1999.

           Industry experts predict that fed cattle supplies will be tighter in 2001 with full year beef production down approximately 6%. Meanwhile, hog supplies in 2001 are expected to be up approximately 2% from 2000.

       COMPARATIVE SEGMENT RESULTS

                                      Restated
Net Sales:                2000          1999     % Change
                       ----------   -----------  --------
  Beef Carcass         $9,133,527   $ 8,294,159     10%
  Beef Processing       8,454,357     7,907,900      7%
  Pork                  2,911,825     2,537,543     15%
  Foodbrands America    3,264,326     2,503,942     30%
  All Other             2,477,805     2,270,914      9%
  Intersegment
    elimination        (9,292,232)   (8,392,769)    11%
                       ----------    ----------
  Total               $16,949,608   $15,121,689     12%
                       ==========    ==========

Earnings from
Operations:
 Before nonrecurring
 and unusual items:
  Beef Carcass           $142,283       $91,513     55%
  Beef Processing         108,150       163,656    -34%
  Pork                     69,603       151,689    -54%
  Foodbrands America       47,780       102,370    -53%
  All Other               112,639        16,748    573%
                       ----------    ----------
 Earnings from
    segments              480,455       526,976     -9%
  Corporate               (26,307)        1,362 -2,031%
                       ----------    ----------
 Total Earnings          $454,148      $524,614    -13%
                       ==========    ==========

After nonrecurring
 and unusual items:
  Beef Carcass           $142,283       $91,513     55%
  Beef Processing         108,150       163,656    -34%
  Pork                     69,603       151,689    -54%
  Fodbrands America       (60,169)      102,370   -159%
  All Other               112,639        46,730    141%
                       ----------    ----------
    Total from
      segments            372,506       555,958    -33%
  Corporate               (25,624)        1,362 -1,981%
                       ----------    ----------
  Total Earnings         $346,882      $554,596    -37%
                       ==========    ==========

	     SALES

           Beef Carcass segment net sales in 2000 increased 10% over 1999. The increase was attributable to 9% increase in pounds of beef carcass product sold along with a 1% increase in average selling prices. Approximately 87% of Beef Carcass sales are intersegment sales, principally to the Beef Processing segment operations.

           Beef Processing segment net sales in 2000 increased 7% over 1999. The increase was due to a 7% increase in selling prices of beef products sold. Pounds of beef products sold remained relatively flat in 2000 from the prior period.

           Pork segment net sales in 2000 increased 15% over 1999. The increase was due to a 12% increase in selling prices of pork products sold along with a 3% increase in pounds of pork products sold.

          Foodbrands America's 2000 net sales increased 30% over 1999, primarily due to acquisitions made during 1999. The 1999 additions (Russer Foods and H&M Foods in the second quarter, IBP Foods and Wilton Foods in the third quarter and Wright Brand Foods, Inc. in the fourth quarter) increased 2000 net sales by approximately $473 million, or 19%. Excluding acquisitions, 2000 net sales for existing Foodbrands' America divisions increased 12% over prior year due to both volume increases and pricing adjustments made in response to higher raw material costs experienced throughout 2000.

           Net sales in the All Other segment in 2000 increased 9% over 1999. The increases in 2000 were due primarily to increases in hides selling prices and volume of hides sold along with increases in pounds of beef products sold in the company's Canadian beef complex.

           Exports reached new heights in 2000. The company exported more product than ever before, generating record sales and volumes. Export sales dollars were up 15% for the year, while export volumes increased 8%. The company experienced important export gains in the Far East. Sales to Japan, a major export destination, grew by 14% in 2000, while sales to Korea increased 24%. Japan remains IBP's largest overseas market, and should retain that status since further liberalization of meat import regulations is expected in 2001. Meanwhile, revenues generated by exports to Mexico grew by 29% in 2000.

          COST OF PRODUCTS SOLD

          The Beef Carcass segment cost of products sold in 2000 increased 10% over 1999. Higher live cattle prices and increased volume of beef carcass products sold were the most significant factors.

          The  Beef  Processing segment cost of products sold  in  2000
     increased  8%  over  1999.   Higher raw  material  prices  passed
     through from the Beef Carcass segment, was the most significant factor. Volume of pounds of beef products sold remained relatively flat from 1999 to 2000.

          Pork segment cost of products sold in 2000 increased 17% over 1999. Higher live hog prices along with increased volume of pork products sold were the most significant factors.

          Foodbrands America's cost of products sold in 2000 increased 34% from 1999, of which 20% is the result of acquisitions mentioned above. Excluding the effect of acquisitions, cost of products sold for existing operations increased 14% from 1999 to 2000. The increase for existing operations was driven by a combination of higher volumes and higher raw material costs, along with the aforementioned DFG issues.

           In the All Other segment, 2000 costs increased 10% from the comparable 1999 period. Higher volume-driven raw materials, passed through from the Pork and Beef Processing segments, and plant costs in the company's newly formed Fresh Meats Case Ready operations and higher raw material costs at the company's Canadian beef complex and hide operations, passed through from the Beef Carcass segment, were somewhat offset by lower volume-driven raw material costs and plant costs at the cow operations. The company exited the cow business in the first quarter 2000.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          Generally, higher comparable expeses in 2000 over 1999 were the result of higher personnel-related expeses, higher computer software, hardware and data communications expenses, and higher volume-related selling expenses.

                                   24
          The  Beef Carcass segment's 2000 expense increased  19%  over
     1999.   Higher  personnel-related  expenses  and  computer-related expenses were major factors in the increase.

          The Beef Processing segment's 2000 expense increased 13% over 1999. Higher personnel-related expenses, computer-related expenses and international selling expense were major factors in the increase.

          Pork  segment's 2000 expense increased 13% over 1999.  Higher
     personnel-related   expenses,   computer-related    expense    and
     international selling expense were major factors in the increase.

          Foodbrands America's 2000 expense increased 69% over 1999, of which 16% is related to acquisitions and 24% is related to the DFG impairment of goodwill and other adjustments. Higher bad debt expense related to a customer bankruptcy of $11 million and year-to-date merger-related costs of $31 million accounted for an additional 14% of the increase. Higher volume-related selling expenses and increased personnel-related expenses were the principal factors driving the remaining 15% increase in 2000 versus 1999.

           All Other segment's 2000 expense increased 12% over 1999. Higher personnel-related expenses, computer-related expense and international selling expense were major factors in the increase.

           Corporate 2000 expense increased 188% over 1999. Variable stock option expense in 2000 was an $11 million charge compared to an $12 million credit in 1999, based primarily on changes in the company's stock price.

          INTEREST EXPENSE

          The 30% increase in 2000 net interest expense versus 1999 was due primarily to 20% higher average borrowings along with a 4% increase in the company's effective borrowing rate.

          INCOME TAXES

           IBP's effective income tax rate in 2000 increased to 41.0% compared to 34.7% in 1999. The 2000 rate increase resulted primarily from the effect of significant nondeductible expenses; goodwill impairment, restricted stock expense and variable stock option expense, as well as the absence of the favorable settlement of federal audit issues which reduced the 1999 effective rate. The goodwill impairment and restricted stock expense were non-recurring and will not impact the effective tax rate on a prospective basis.


     COMPARISON OF 1999 TO 1998

          Beef Carcass 1999 operating earnings as a percentage of net sales was 1.1% compared to 1.6% in the prior year. The Beef Carcass segment's performance was below prior year levels due to slightly higher live cattle costs, partially offset by effective levels of plant capacity utilization.

          Beef Processing 1999 operating earnings as a percentage  of
     net  sales  was  2.1% compared to 0.0% in the  prior  year.   Beef

     Processing operations performed above prior year levels due to effective levels of plant utilization coupled with improved domestic and export demand.

          Pork segment 1999 operating earnings as a percentage of net sales was 6.2% compared to 5.1% in the prior year. Pork operations performed above prior year levels due to relatively stable livestock prices, effective levels of plant capacity utilization, and improved domestic and export demand.

           Foodbrands America's 1999 operating earnings decreased to 4.2% of net sales compared to 5.8% in 1998. Excluding the negative impact of IBP Foods, the 1999 operating margin measured 5.1%. Higher 1999 raw material and selling costs were the primary factors that reduced margins at existing operations.

          In the fourth quarter 1999, the company recorded pre-tax adjustments principally to inventories, accounts receivables, and accrued liabilities totaling $15.5 million at DFG. These adjustments, which included an $8.7 million increase in cost of products sold and a $6.8 million increase in selling, general and administrative expenses, resulted from accounting irregularities and misstatements.

          In the All Other segment 1999 operating earnings as a percentage
     of  net sales was 2.1% compared to 3.5% in the prior year.   Other
     operations performed below prior year levels mainly due to the aforementioned impairment write-downs for cow plants (discussed below) partially offset by increased capacity utilization and improved product demand at the company's Canadian beef complex.

           During 1999, the company incurred $35 million of non-cash, pre-tax nonrecurring charges, including $18 million in the fourth quarter 1999. These nonrecurring charges, which were classified in cost of products sold, were primarily fixed asset impairment write-downs attributable to the company's decision, based upon poor earnings forecasts, to exit its cow boning business. Consequently, the cow plant assets were written down to their estimated net realizable value. The company's cow boning operations, included in the All Other segment, were not material to the company's total operations either in terms of assets (less than 1%) or net sales (less than 2%).

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

     COMPARATIVE SEGMENT RESULTS

                        Restated    Restated
                          1999        1998     % Change
                       ---------   ---------    --------
Net Sales:
  Beef Carcass        $8,294,159  $7,960,254        4%
  Beef Processing      7,907,900   7,382,718        7%
  Pork                 2,537,543   2,457,357        3%
  Foodbrands America   2,503,942   1,742,158       44%
  All Other            2,270,914   2,107,859        8%
  Intersegment
    elimination       (8,392,769) (7,915,573)       6%
                       ---------   ---------
  Total              $15,121,689 $13,734,773       10%
                      ==========  ==========

Earnings from
Operations:
  Beef Carcass           $91,513    $124,322       -26%
  Beef Processing        163,656       1,651     9,813%
  Pork                   151,689     119,838        27%
  Foodbrands America     102,370      98,708         4%
  All Other               46,730      72,536       -36%
                       ---------   ---------
 Earnings from
  segments               555,958     417,055       33%
  Corporate               (1,362)    (35,085)      96%
                       ---------   ---------
  Total Earnings        $554,596    $381,970       45%
                      ==========  ==========

     SALES

               Beef Carcass segment net sales in 1999 increased 4% over 1998. The increase was attributable to 3% higher average selling prices and a 1% increase in pounds of beef carcasses sold. Approximately 87% of Beef Carcass sales are intersegment sales, principally to the Beef Processing segment operations.

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

               Meanwhile, Foodbrands America's 1999 net sales increased 44% over 1998. Excluding acquisitions, Foodbrands America's net sales increased 9% due primarily to sales volume increases.

               Net sales in the All Other segment increased 8% over 1999 primarily as a result of increased sales volume at the company's Canadian beef complex.

               Export sales and pounds sold increased 9% and 6% in 1999
     compared to 1998. The improvement was attributable to a 25% increase in export sales in the second half of 1999, including 40% higher sales of chilled and frozen beef and pork. Net export sales accounted for 12% of 1999 and 1998 net sales.

          Japan continues to be IBP's most significant export destination, and 1999 export dollars were up 7% over 1998 due to a strong second half of 1999. Although volumes were 8% below the prior year, the sales mix has shifted to products of higher value, showing signs of a stronger economy in the Far East. Additionally, sales to Korea and Taiwan were up significantly over

     1998.  Closer to home, export sales to Mexico were up 11% in  1999 versus 1998.

          COST OF PRODUCTS SOLD

          The Beef Carcass segment cost of products sold in 1999 increased 5% over 1998. Higher live cattle prices and increased volume of beef carcasses sold were the most significant factors.

          The Beef Processing segment cost of products sold in 1999 increased 5% over 1998. Higher raw material prices passed through from the Beef Carcass segment operations, as well as increased volume of beef products sold, were the most significant factors.

          Pork segment cost of products sold in 1999 increased 2% over 1998. Higher live hog prices were the most significant factor.

          Foodbrands America's cost of products sold in 1999 versus 1998 increased 46% from 1998. The higher costs were primarily due to acquisitions, although higher sales volume-related increases in existing businesses and the aforementioned DFG issues were also contributing factors.

          Costs in the All Other segment in 1999 increased 9% over 1998. Increased volume at the company's Canadian beef complex was the primary contributing factor. The increase was also due in part to the $35 million of nonrecurring cow plant asset impairment write-downs mentioned earlier.


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

          1999 expenses increased 24% over 1998. The increases were chiefly a result of acquisitions, higher sales volume-related selling costs, corporate salaries, the aforementioned DFG issues and consulting expense. The increases were partially offset by a $7 million second quarter 1998 credit for export-related harbor maintenance tax refunds and a $12 million credit to variable stock options expense in 1999 compared to an $11 million charge to stock options expense in 1998.

          INTEREST EXPENSE

          The 18% increase in 1999 net interest expense versus 1998 was due primarily to 24% higher average borrowings in 1999 offset somewhat by a lower average effective interest rate. Average borrowings and net interest expense will continue at higher levels in the foreseeable future because of additional borrowings required for the recent acquisitions and increased capital expenditures.

          INCOME TAXES

          IBP's effective income tax rate in 1999 decreased to 34.7% compared to 39.0% in 1998. The 1999 rate reduction resulted primarily from an IBP, inc. settlement with the Internal Revenue Service on all audit issues related to fiscal years 1989, 1990 and 1991. The settlement decreased 1999 income tax expense by $14 million or $0.13 per diluted share.

          RECENT ACCOUNTING CHANGES

                Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
     133), is effective the first quarter of 2001, on December 31, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the earnings statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

          The company estimated that, on December 31, 2000, it will record a net-of-tax cumulative-effect-type adjustment of $13,106 gain in earnings to recognize at fair value all derivative instruments that will be designated as fair-value hedging instruments. The company expects to record an offsetting net-of-tax cumulative-effect-type adjustment of $13,143 loss in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets, liabilities, and firm commitments. Additionally, the company expects to record $78 net-of-tax loss in earnings to reflect the fair value of derivatives that will not qualify as hedges under FAS 133.


     LIQUIDITY AND CAPITAL RESOURCES

          The meat processing industry is characterized by significant working capital requirements. This is due largely to statutory provisions that generally provide for immediate payment for livestock, while it takes IBP on average about eight days to turn its product inventories and eighteen days to convert its trade receivables to cash. These factors, combined with fluctuations
     in   production  levels,  selling  prices  and  prices  paid  for livestock, can impact cash requirements substantially on a day-to-day basis. To provide cash for its working capital requirements, the company's credit facility (more fully described in Note C to the consolidated financial statements) provide IBP with same-day
     access  to  $950 million in potential committed borrowings.   The
     unused portion of the committed credit line was $175 million at December 30, 2000.

          Although IBP has significant working capital requirements, its accounts receivable and inventories are highly liquid, characterized by rapid turnover. The following are key indicators relating to IBP's working capital, asset-based liquidity, and leverage ratios:

                                         Restated
                           December      December
                             30,            25,
                             2000          1999
                           --------      --------
Working capital (in            $(54)         $148
millions)
Current ratio                 1.0:1         1.1:1
Quick ratio                   0.4:1         0.6:1
Number of days' sales in
  accounts receivable          14.2          14.7 (1)
Inventory turnover             22.2          25.3 (1)
Earnings to fixed charges       3.1           6.3


            (1) Pro forma calculations as if SAB 101 had been applied retroactively to the beginning of 1999.

          Working capital and associated liquidity ratios at year-end 2000 slipped relative to the prior year primarily because of increased capital spending funded primarily by operating cash flows.

          Total consolidated outstanding borrowings averaged $1,453 million in 2000 compared to $1,200 million in 1999. Borrowings outstanding at December 30, 2000 under committed facilities totaled $775 million.

          On January 31, 2000, the company issued $300 million of 7.95% 10-year notes under its $500 million Debt Securities program registered with the Securities and Exchange Commission as amended. As discussed above, the net proceeds were used to repay existing borrowings under credit facilities.

           At  December  30,  2000,  IBP had in  place  one  committed revolving credit facility with $950 million in potential borrowings. This primary facility is a Nine-Month credit facility (the "Nine-Month Facility"). From time to time, IBP also used uncommitted lines of credit for some or all of its short-term borrowing needs.

           The Nine-Month Facility is a revolving facility with a maturity date of September 20, 2001. Facility fees can vary from .150 to .200 of 1% on the total amount of the facility. The company incurred financing fees and costs of $7 million associated with this credit facility, which will be amortized over the nine-month term.

          On February 7, 2000, the company completed its merger with CBFA and, at the same time, refinanced all of CBFA's various existing debt obligations, using available IBP credit facilities that were at more favorable terms.

          Capital expenditures in 2000 totaled $428 million compared to $209 million in 1999. Major projects included purchases of forward warehousing and case-ready facilities (included in the All Other segment), renovations of the Norfolk, Nebraska, beef processing plant, and various plant and distribution facility expansions. Approximately three quarters of the 2000 capital spending was for revenue enhancement or cost-saving projects, while the remainder went toward upgrades and replacements of existing equipment and facilities.

          Management's estimate of capital spending in 2001 is in the range of $235 million, the majority of which has been designated for revenue enhancement and capacity expansion. The company intends to fund these expenditures with operating cash flows and available debt facilities.





ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

     Interest Rates - The company manages interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost-effective manner, the company may enter into interest rate swaps in which the company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These interest rate swaps effectively convert a portion of the company's fixed-rate debt to variable-rate debt or vice versa. A sensitivity analysis indicates that, with respect to interest rate derivative instruments in place at December 30, 2000 and December 25, 1999, a 100-basis point increase in the applicable market interest rate would not have had a material impact on the company's financial position, results of operations, or liquidity.

     Foreign Operations - Transactions denominated in a currency other than the entity's functional currency are generally hedged using currency forward contracts to reduce this market risk.
These transactions primarily involve the company's Canadian subsidiary, which enters into currency forward and futures contracts to hedge its exposures on receivables, live cattle, and purchase commitments in foreign currencies. A sensitivity analysis indicates that, with respect to currency-based derivatives in place at December 30, 2000 and December 25, 1999, a 10% change in currency exchange rates would not have had a material impact on the company's financial position, results of operations, or liquidity.

     Commodities - The company uses commodity futures contracts to hedge its forward livestock purchases which, in 2000, accounted
for  approximately 8% of its livestock purchases.   The  contract
lives ranged from one to twelve months. A sensitivity analysis indicates that, for futures contracts open at December 30, 2000, a 10% increase in futures contract prices would increase hedging losses by $21 million. The comparable prior year figure was $15
million.   Any  change in the value of the futures  contracts  is
generally  balanced by an offsetting position in the cash  market
price   of   the  delivered  livestock.   Neither  the  company's
financial position nor its liquidity would have been materially impacted by the above increase in futures contract prices.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth in the Consolidated Financial Statements included herein at pages F-1 through F-35.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

            INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

      The Audit Committee of the Board of Directors of IBP selected PricewaterhouseCoopers LLP as independent public accountants to audit the consolidated financial statements of IBP and its subsidiaries for fiscal year 2000. PricewaterhouseCoopers LLP has audited IBP's financial statements annually since 1995.

      During IBP's two most recent fiscal years there had been no disagreements with IBP's accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, nor has the principal accountant's reports on IBP's financial statements for either of the past two years contained any adverse opinion or disclaimer of opinion, qualification or modification as to uncertainty or audit scope. The 2000 report contained a modification for a change in accounting principle.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following biographical information is furnished as of March 21, 2001, with respect to each of the nine nominees for election as director at the annual meeting.

RICHARD L. BOND, 53                           Director since 1995

     Mr.  Bond  has  served as the President  and  Chief  Operating
Officer  of  IBP  since March 1, 1997.   Prior  to  that  he  was
President, Fresh Meats since 1995; Executive Vice President, Beef Division since 1994; and the Group Vice President, Beef Sales and Marketing since 1989.

JOHN S. CHALSTY, 67                           Director since 1987

     Mr. Chalsty is Senior Advisor to Credit Suisse First Boston, which merged in November, 2000 with Donaldson, Lufkin & Jenrette, Inc. ("DLJ"). He was elected Chairman of the Board of DLJ in February, 1996. He served as Chief Executive Officer from September 1986 to February 1998. Mr. Chalsty also served as
President of DLJ from 1986 to 1996, after having served as Chairman of DLJ's Capital Markets Group for more than two years. He joined the firm in 1969 as an oil analyst. He was elected to DLJ's Board of Directors in 1971 and was named Director of
Research  in  1972.   Mr.  Chalsty  was  appointed  head  of  the
Investment  Banking  Division  in  1979.   When  the   firm   was
reorganized in January, 1984 Mr. Chalsty was named Chairman of the Capital Markets Group. Currently, Mr. Chalsty is also a member of the Board of Directors of AXA Financial, Occidental Petroleum Corporation, and SAPPI Limited. From 1990 to 1994 Mr. Chalsty served as Vice Chairman of the New York Stock Exchange Inc.

DR. WENDY L. GRAMM, 56                        Director since 1993

    Dr. Gramm chaired the Commodity Futures Trading Commission from 1988 to 1993. She has served as Administrator for Information and Regulatory Affairs at the White House Office of Management
and   Budget  (OMB)  and  was  the  Executive  Director  of   the
Presidential  Task Force on Regulatory Relief.   Dr.  Gramm  also
directed the Federal Trade Commission's Bureau of Economics. She holds a Ph.D. in economics from Northwestern University and began her career as a professor of economics at Texas A&M University. Dr. Gramm is an economist and is Director of the Regulatory Studies Program of the Mercatus Center at George Mason University in Fairfax, Virginia. She serves on the Boards of Directors of Enron Corporation, State Farm Insurance Companies, and Invesco Funds.

JOHN J. JACOBSON, JR., 57                     Director since 1998

     Mr.  Jacobson  is  the  President of  TransAm  Trucking,  Inc.
("TransAm"), which he founded in 1987.   For a twenty year period
prior to 1987, Mr. Jacobson was a member of the Board of Directors and an Executive Vice President of Idlewild Foods, Inc., a holding company which controlled National Beef Packing, Co., a beef products company; Liberal International Sales, an export sales company of meat and by-products; and Supreme
Feeders,  a  commercial cattle feeding operation.   Mr.  Jacobson
occupied executive positions in all of the companies controlled by Idlewild Foods, Inc. In addition, Mr. Jacobson was the President and founder of National Carriers, the nation's third largest refrigerated carrier. TransAm is one of the carriers that provides services to IBP, and in 2000 approximately 15.7% of TransAm's revenues were derived from services provided to IBP.

EUGENE D. LEMAN, 58                           Director since 1989

    Mr. Leman has served as the Chief Executive Officer, Fresh Meats of IBP since February 1, 2000. Prior to that he was the President, Fresh Meats since 1997; the President, Allied Products since 1995; and the Executive Vice President, Pork Division since 1986.

DR. MARTIN A. MASSENGALE, 67                  Director since 1996

     Dr. Massengale has been President Emeritus; Director, Center for Grassland Studies; and Foundation Distinguished Professor at the University of Nebraska since 1994. From 1958 to 1976 Dr. Massengale was a professor at the University of Arizona and the Associate Dean, College of Agriculture, University of Arizona. From 1976 to the present he has been with the University of Nebraska where he has served as a Vice Chancellor, Chancellor, Interim President and President of the University, a position he held from 1991 to 1994. Dr. Massengale has been named to the Board of Directors of Lincoln Insurance Group, LIG, Inc., Woodmen Accident & Life Company, and the Board of Managers of America First Companies, L.L.C.

ROBERT L. PETERSON, 68                        Director since 1976

     Mr.  Peterson  has served as Chairman of the Board  and  Chief
Executive  Officer  of IBP since August 12, 1981.   Mr.  Peterson
joined  IBP  in  1961.   He left IBP in 1969 for a period  during
which he started a pork products company, Madison Foods, Inc. He returned to IBP in 1976 when IBP acquired Madison Foods, Inc. In 1977, he was elected IBP's President and Chief Operating Officer.

MICHAEL L. SANEM, 58                          Director since 1998

     Mr. Sanem has been self-employed as a cattle feeder and private investor since 1994. Prior to this, Mr. Sanem was employed by Monfort of Colorado as Vice President of Slaughter, Hides and By-Products Operations from 1979 to 1982. In 1982, he was promoted to Group Vice President, and in 1987, after ConAgra, Inc. acquired Monfort, he became Monfort's Executive Vice President of Beef Operations. From 1989 to 1994, Mr. Sanem was the President and a director of Monfort, Inc., and was responsible for Monfort's beef, lamb, trucking and specialty operations.

JOANN R. SMITH, 61                            Director since 1993

     Ms.  Smith  served  as Assistant Secretary for  Marketing  and
Inspection   Services  for  the  United  States   Department   of

Agriculture (USDA) from 1989 to 1993 and has served in numerous capacities in the livestock industry. She is a former President of the National Cattlemen's Beef Association and has chaired the Cattlemen's Beef Promotion and Research Board. Ms. Smith is President of Smith Associates, an agricultural marketing business.


     Reference is also made to the information regarding executive officers set forth in "EXECUTIVE OFFICERS OF THE
REGISTRANT" in Part I of this report.

     Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock
Exchange.   Executive officers, directors and greater  than  ten-
percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

       Based solely on review of the copies of such forms furnished to the Company, or written representations that forms were not required, the Company believes that during the fiscal year ending December 30, 2000 there was compliance with all
Section 16(a) filing requirements applicable to its executive officers and directors.


ITEM 11.  EXECUTIVE COMPENSATION


          Information Regarding Directors' Compensation

   Officers of IBP who are also directors do not receive any fee or remuneration for services as members of the Board of Directors or of any committee of the Board of Directors. Non-management directors receive a retainer fee of $25,000 per annum, $2,500 per annum for each committee they chair and $1,000 for each board or committee meeting that they attend, except for the Special Committee described below. Non-management directors also receive stock options pursuant to the IBP Directors Stock Option Plan. The Special Committee receives a fee of $1500 per meeting, and the chairperson receives $1050 per quarter for chairing the Special Committee.


          Committees' Report on Executive Compensation

Base Salary
    The annual compensation of executive officers of IBP includes a base salary, coupled with a cash bonus, which is calculated in accordance with an established formula based on the operating income of IBP. The Compensation Committee from time to time uses outside consultants and published compensation survey data to review competitive rates of pay, to establish salary ranges and to set target base salary levels for officers. The amount of the employee's base salary is a function of the employee's officer
position,  or  grade  level,  and  individual  performance.   The
employee's    individual   performance   is   measured    against
expectations related to budgetary performance or operating income results and operating performance standards.

Bonus Payments
    The  annual compensation of employees participating  in  IBP's
officers'   bonus  program,  including  executive  officers,   is
dependent on overall corporate performance. The dollar amount of the bonus pool from which bonuses are paid is established as a
percent   of  operating  income  as  adjusted  for  non-operating
expenses such as pushdown accounting. Target bonuses are based on the percent of increase or decrease in such operating income from the prior year.

Stock Option Grants and Restricted Stock Awards
    IBP has stock option plans for all of its management employees and a long-term stock plan for its officers, including executive officers. The purpose of the plans is to assist in securing and retaining employees of ability by making it possible to offer them an incentive, in the form of a proprietary interest in IBP, to join or continue in the service of IBP and to increase their efforts on its behalf.

    Levels for both stock option grants and restricted stock awards are established by the Plans Administration Committee on the
basis  of  an employee's officer position or grade level.   Stock
options are typically granted for terms of ten years and normally become exercisable in increments beginning after the second and continuing through the fifth year of the stock option term. The restricted stock awards are made subject to continued employment, generally for five years.

Corporate Performance

    In evaluating corporate performance to establish compensation for fiscal year 2000, the Compensation Committee considered the fact that operating income for 1999 for bonus purposes was up 47% from 1998 and net earnings per diluted share were up to $2.96 in 1999 from $1.72 in 1998. The Compensation Committee established a standard salary increase budget of 4%, for fiscal year 2000 for
officers.   The  budget  percentage was  based  on  the  standard
percentage increase for all management employees of the Company. Individual salary increases were determined for all management
employees,   including   executive  officers,   based   on   each
individual's  contributions  to  operating  unit  and   corporate
performance.

Compensation of the Chairman and Chief Executive Officer

     The Compensation Committee of the Board of Directors has set the following bonus formulas for the Chairman and Chief Executive
Officer; for fiscal year 2000:

      The bonus formula for the Chairman and Chief Executive Officer for fiscal year 2000 shall be calculated by taking the percentage used to calculate the Chairman and Chief Executive's bonus for the first one hundred million of operating earnings from the prior year (1.627 percent in fiscal 1999), times one plus the percent of average salary increase for IBP management for the bonus year expressed in decimal form, the product of which gives the "Derived Percentage". The annual bonus for the Chairman and Chief Executive Officer will be the Derived Percentage of the first one hundred million of operating earnings in 2000 plus one percent of any excess over one hundred million dollars. Earnings from operations for purposes of management bonuses are calculated prior to the effects of pushdown accounting and other non-recurring items;

      The bonus method was designed to incentivize Mr. Peterson, with a performance-based bonus that was competitive with the industry and also allows the Company to take a deduction for federal income tax purposes.

    John S. Chalsty   Wendy L. Gramm   John J. Jacobson, Jr.
    Martin A. Massengale   Michael L. Sanem   JoAnn R. Smith




                    SUMMARY COMPENSATION TABLE (1)

                                                                   LONG-TERM
                                                                 COMPENSATION
                               ANNUAL COMPENSATION                  AWARDS
                        ----------------------------------      ------------
                                                   Other
                                                   Annual   Restricted Securities   All  Other
Name  and  Principal                               Compen-    Stock    Underlying    Compen-
      Position          Year   Salary    Bonus    sation     Awards    Options      sation
                                 ($)       ($)     ($)(2)     ($)(3)       (#)         ($)(4)
-----------------      ----  ---------  ---------  ------   --------   --------     --------
Robert L. Peterson     2000  1,000,000  5,205,853  62,599                60,000      302,023
Chairman   and         1999  1,000,000  6,316,914  51,125                     0      304,878
Chief   Executive      1998  1,000,000  4,568,006  57,566                30,000      160,486
Officer

Richard L. Bond        2000    688,532    933,053            529,968     50,000      177,989
President and          1999    555,317    853,740                             0      174,099
Chief Operating        1998    516,667    550,800                        21,000       30,243
Officer

Eugene D. Leman        2000    464,942    559,576            371,508     16,200      136,869
Chief Executive        1999    349,849    520,200                             0      133,661
Officer, Fresh Meats   1998    325,500    346,800                        12,000       19,096

Larry Shipley          2000    288,750    346,449                        12,000       35,624
Chief Financial        1999    282,292    383,240                             0       35,736
Officer                1998    289,150    260,000                        12,000       16,942

Craig J. Hart          2000    148,491     65,000            200,000      3,120       22,313
Vice President         1999     99,936    103,180                             0       21,131
and Controller         1998     92,083     70,000                         3,120        5,403

R. Randolph Devening (5)
President & Chief      2000    760,000     50,000                         6,000      109,882
Executive Officer,     1999    728,000    728,000                        10,000       35,999
America, Inc.          1998    700,000  1,217,650                             0       35,700

_______________________________
(1) No other types of compensation required to be reported in the table were paid or were payable to any of the named executive officers and, therefore, the column which the SEC regulations created to report "Long-Term Incentive Plan Payouts" has been deleted from the table. IBP has not granted any SARs pursuant to the IBP 1993 Stock Option Plan and 1996 Stock Option Plan and has therefore removed SARs from the columns of this table and reported only options.
(2) Except for Mr. Peterson, the perquisites and other personal benefits provided to the executive officers do not exceed the threshold established by the SEC and are not reported in the table. The other annual compensation reported for Mr. Peterson consists of perquisites provided by the Company. For the perquisites reported in 2000, $29,201 of this amount is attributable to Company automobile expenses and $28,231 is attributable to Mr. Peterson's personal use of Company aircraft.
(3) Restricted stock was granted to certain officers pursuant to the IBP Officer Long-Term Stock Plan. The shares vest five years from the date of grant contingent upon continued employment with IBP. Early vesting may occur pursuant to the Plan's provisions due to events such as death or total disability. The value of the shares on the date of grant is listed for the named executive officers in the Summary Compensation Table. Under certain past grants, and certain future grants to executive officers, the Company is obligated to pay the executive officer's mandatory minimum Federal tax withholdings and Medicare tax portion of the Federal Insurance Contribution Act upon vesting and receipt of the shares. Dividends paid on the restricted stock are used to purchase additional shares of restricted stock pursuant to the provisions of the Plan. These additional shares are then credited to an officer's award. The number of shares of restricted Common Stock in each named officer's account pursuant to the IBP Officer Long-Term Stock Plan on December 30, 2000, and the aggregate fair market value of the shares based upon a fiscal year-end closing price of $26.75 per share, were as follows: Mr. Peterson - 101,443 shares valued at $2,713,600; Mr. Bond - 46,641 shares valued at $1,247,647; Mr. Leman - 33,106 shares valued at $885,586; Mr. Shipley -14,104 shares valued at $377,282; and Mr. Hart - 7,767 shares valued at $207,767.
(4) All Other Compensation includes 1998 profit sharing contributions made by the Company into the named officer's account in the IBP Retirement Income Plan ("RIP") and the matching contributions made by the Company in 1999 and 2000. The matching contribution attributable to each named officer for 2000 is as follows: Mr. Peterson - $58,500; Mr. Bond - $20,656; Mr. Leman - $13,948; Mr. Shipley - $0; and Mr. Hart - $4,257. The profit sharing and employer matching amounts contributed by
Foodbrands America, Inc. ("Foodbrands") into Mr. Devening's 401(k) account in 2000, and which are attributable to IBP, equaled $6,193. All Other Compensation also reports life insurance premiums paid by the Company for the named officer. The amount of insurance premiums paid by the Company for each named officer in 2000, and any cash surrender value the named officer is entitled to under a policy, is as follows: Mr. Peterson - $243,523; Mr. Bond - $157,333; Mr. Leman - $122,921;
Mr. Shipley - $35,624; and Mr. Hart - $18,056. Foodbrands paid $103,689 in life insurance premiums for Mr. Devening in 2000 that is attributable to IBP.
(5) Mr. Devening is the President and Chief Executive Officer of Foodbrands America, Inc. ("Foodbrands"), a subsidiary of IBP.

Employment Contracts

  Except for Mr. Peterson, IBP has employment agreements with all of its executive officers, including Messrs. Bond, Leman, Shipley and Hart. Each agreement is for a term of five years, Messrs. Bond's and Leman's commenced February 1, 2000; Mr. Shipley's commenced August 18, 1997 and Mr. Hart's commenced December 26, 2000. Each provides for a one-year non-compete obligation from the employee following the termination of employment with IBP.
The agreements provide for, among other things, a minimum base salary and participation in IBP employee benefit plans including specifically stock options and the IBP Officer Long-Term Stock Plan as an incentive to an employee's long term commitment to IBP. For the four IBP executive officers named in the Summary Compensation Table who currently have employment contracts, the minimum base salaries are: Mr. Bond - $700,000; Mr. Leman - $475,000; Mr. Shipley - $250,000; and Mr. Hart - $180,000. While
the agreements terminate by their terms after five years, either party to an agreement has the right to terminate it, subject to the non-compete obligation, upon one year's notice.

   In February of 2001, the IBP board of directors authorized and approved a severance plan for certain IBP officers that will only go into effect if the merger with Tyson is consummated. The IBP, inc. Officer Special Severance Plan (the "Officer Plan") would provide severance benefits to certain officers of IBP or certain subsidiaries upon termination of their employment under certain circumstances if such termination occurred during the period commencing upon a change of control of IBP of (the "Change of Control") and ending on September 30, 2002. Each terminated officer qualifying for severance benefits would receive severance pay equal to the sum of (i) 1.5 times such officer"s annual base salary in effect on the date of termination or on the effective date of the Change of Control, whichever is greater, plus (ii) the amount of such officer's average annual bonus for the three consecutive performance periods ending immediately prior to termination. In addition, each such officer would become fully vested in any shares of restricted IBP stock issued prior to the effective date of the Change of Control, and would be entitled, under certain circumstances, to have IBP reimburse such officer for the cost of COBRA for the officer and his or her eligible dependents. IBP does not have any other termination or change of control plans or contracts with any of its employees, except as provided for in the IBP 1987 Stock Option Plan, the IBP 1993 Stock Option Plan, the 1996 Stock Option Plan, the IBP Officer Long-Term Stock Plan and the 1996 Officer Long-Term Stock Plan.

   Mr. Devening's agreement commenced on August 2, 1994 and was amended on December 31, 1996. The minimum base salary for Mr. Devening is $700,000, and in addition Mr. Devening is entitled to an annual bonus based on Foodbrands obtaining target goals for earnings before interest and taxes ("EBIT"). Mr. Devening's agreement also contains a non-compete obligation in which Mr. Devening agrees not to compete for a period of twenty-four (24) months after termination, and in return he will receive a payment of $1 million dollars distributed over such twenty-four month period. In addition, Mr. Devening's employment agreement and a stay bonus agreement call for Foodbrands to make certain payments to Mr. Devening due to the change of control which occurred upon IBP's acquisition of Foodbrands.


                       OPTION GRANTS TABLE

                    Option Grants in 2000 (1)

                                                                      Potential Realizable
                                                                     Value  at Assumed Annual
                                                                      Rates  of  Stock Price
                                                                         Appreciation For
                        Individual Grant                             Option  Term  (10 years)
              -----------------------------------------------------  -----------------------
                 Number of      Percent of
                 Securities     Total Options
                 Underlying     Granted       Exercise
                 Options        to Employees  or Base
                 Granted        in Fiscal     Price        Expiration
Name               (#)(2)          Year(%)   ($/share)        Date       5%($)    10%($)
-----            --------       --------      ---------    --------     -------  ---------
Robert L. Peterson 60,000        6.24%         12.9375      2/18/10     487,950  1,237,350
Richard L. Bond    50,000        5.20%         12.9375      2/18/10     406,625  1,031,125
Eugene D. Leman    16,200        1.68%         12.9375      2/18/10     131,747    334,085
Larry Shipley      12,000        1.25%         12.9375      2/18/10      97,590    247,470
Craig J. Hart       3,120         .32%         12.9375      2/18/10      25,373     64,342
R. Randolph         6,000         .62%         12.9375      2/18/10      48,795    123,735
Devening

______________________
(1)   All options were granted pursuant to the 1996 Stock
Option Plan. IBP has not granted any SARs pursuant to the 1996 Stock Option Plan, and has therefore removed SARs from the title and columns of this table and has reported only options.
(2)   The options are granted for terms of ten years and
become exercisable in increments beginning after the second and continuing through the fifth year of the option term. All options are priced at the fair market value of the IBP Common Stock on the effective date of the grant.



  AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES TABLE

                 Aggregated Option Exercises in 2000
                 and 2000 Year-End Option Values (1)



                   Shares
                  Acquired                 Number of Securities          Value of Unexercised
                     On       Value       Underlying Unexercised        In-The-Money Options
                  Exercise   Realized   Options at 2000 Year-End (#)     at 2000 Year-End ($)
                                        --------------------------   --------------------------
      Name           (#)       $        Exercisable  Unexercisable   Exercisable  Unexercisable
                   ------    ------     -----------  -------------   -----------  -------------
Robert L. Peterson                         294,000       126,000       2,887,125     1,378,500
Richard L. Bond                            114,308       103,712         937,436     1,090,911
Eugene D. Leman (2) 4,000    53,000         93,294        51,906         912,775       532,863
Larry Shipley(2)      420     5,410         48,860        38,800         308,841       384,000
Craig J. Hart(2)    1,726    14,319         22,906         9,984         161,489       100,269
R. Randolph                                      0        22,000               0       209,250
Devening

______________________
(1) IBP has not granted any SARs pursuant to the  IBP
1993 Stock Option Plan and 1996 Stock Option Plan, and has therefore removed SARs from the title and columns of this table and has reported only options granted.
(2) The shares acquired on exercise by Mr. Leman, Mr. Shipley and Mr. Hart were held by them. For the value realized, IBP has reported the product of the number of shares exercised times the difference between the closing price of IBP Common Stock on the date of exercise and the option exercise price.

                        PERFORMANCE GRAPH

  The following performance graph compares the registrant's stock performance over the past five years against the performance of both an equity market index and a peer group index that cover the same five year period.







                            IBP, inc.
         Comparison of Five Year Cumulative Total Return
          IBP, inc., S&P 500 Index and S&P 400 Index (1)


            1995       1996       1997      1998        1999      2000
            ----       ----       ----      ----        ----      ----
IBP, inc. $100.00     $96.42    $ 83.61    $115.85     $71.05    $108.50
S&P 500    100.00     125.08     160.30     211.97     252.18     227.51
S&P 400    100.00     124.37     156.39     211.99     260.48     216.78


(1) Assumes $100 invested on December 29, 1995 in IBP, inc. Common Stock, the S&P 500 Index, and the S&P 400 Index. Each of the three measures of cumulative total return assumes reinvestment of dividends.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   As of March 21, 2001, to the knowledge of IBP, no person beneficially owned 5% or more of any class of the outstanding voting securities of IBP, except as follows:

                                          Amount and Nature
               Name and Address of         of Beneficial       Percent of
Title of Class Beneficial Owner             Ownership (#)       Class(%)
--------------  -----------------------  -------------------   ----------
Common Stock     Archer-Daniels-Midland      12,951,400 (1)       12.22%
                     Company ("ADM")
                 4666 Fairies Parkway
                 Decatur, IL  62526
Common Stock     Brandes Investment           9,633,297 (2)        9.09%
                     Partners, L.P.
                 12750 High Bluff Drive
                 San Diego, CA  92130
__________________
(1) ADM has sole investment power over 12,951,400 shares, and sole voting power over 12,951,400 shares, according to its Schedule
  13D dated October 3, 2000, and filed with the Securities and Exchange Commission ("SEC").
(2) Brandes Investment Partners, L.P.; Brandes Investment Partners, Inc.; Brandes Holdings, L.P.; Charles H. Brandes;
  Glenn  R.  Carlson; and Jeffrey A. Busby have shared investment power over 9,633,297 shares, and shared voting power over 9,633,297 shares, according to the Schedule 13D dated October
  27,   2000,   and  filed  with  the  Securities  and   Exchange
  Commission.


                SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth, as of March 29, 2001, beneficial ownership of IBP Common Stock, the sole class of IBP stock, for each director of IBP, for each executive officer named in the Summary Compensation Table and for all directors and executive officers (including those executive officers not named in the Summary Compensation Table, if any) of IBP as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the Common Stock shown as beneficially owned by them.

                                            Amount and
                                             Nature of
                                            Beneficial    Percent of
Name of Beneficial Owner - Position          Ownership       Class
with IBP                                        (#)(1)      (%)(2)
-------------------------------------       ----------    ----------
Richard L. Bond - Director and                 128,990         *
Executive Officer
John S. Chalsty - Director                      10,400         *
R. Randolph Devening - Executive                 4,000         *
Officer
Wendy L. Gramm - Director                        5,400         *
Craig J. Hart - Executive Officer               28,723         *
John J. Jacobson, Jr. - Director                13,100         *
Eugene D. Leman - Director and                 166,417         *
Executive Officer
Martin A. Massengale - Director                  2,775         *
Robert L. Peterson - Director and              761,002         *
Executive Officer
Michael L. Sanem - Director                     61,100         *
Larry Shipley - Executive Officer               71,380         *
JoAnn R. Smith - Director                        7,000         *
All Directors and Executive Officers         1,260,287       1.19%
As A Group (12 Persons)
__________________
(1)This number includes stock options granted pursuant to the IBP 1987 Stock Option Plan, the IBP 1993 Stock Option Plan, the
  1996 Stock Option Plan and the IBP Directors Stock Option Plan, and which are exercisable as of March 30, 2001, or within 60 days thereafter: Mr. Bond 120,640; Mr. Chalsty
  5,400;  Mr.  Devening 4,000; Dr. Gramm 5,400; Mr. Hart  22,906;
  Mr. Jacobson 1,100; Mr. Leman 95,200; Dr. Massengale 1,700; Mr. Peterson 294,000; Mr. Sanem 1,100; Mr. Shipley 48,860; and Ms. Smith 3,200.
 (2)Individually,   the   executive   officers   and    directors
  beneficially own less than 1% of IBP's Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information Regarding the Board of Directors and its Committees

   The  Board  of  Directors has established an Audit  Committee,
Compensation    Committee,   Executive   Committee,    Nominating
Committee, Plans Administration Committee and a Special Committee for the purpose of the pending merger of the Company.

   The Board of Directors met six times during the 2000 fiscal year. All directors attended at least 75 percent of the Board of Directors meetings. All directors attended at least 75 percent of the committee meetings for which they were eligible.

   The Executive Committee, during the intervals between meetings of the Board of Directors, exercises all powers of the Board of Directors, except as otherwise provided by law and the IBP Bylaws. The members of the Executive Committee currently are Messrs. Peterson (Chairman), Bond, and Leman. The Executive Committee met or acted by written consent sixteen times during 2000.

   The Audit Committee selects the firm of independent public accountants to audit the financial statements of IBP and its consolidated subsidiaries, subject to approval of the Board of Directors; discusses with the independent public accountants the scope and results of their audit; discusses with the independent public accountants, and with the management of IBP, IBP's financial, accounting and reporting principles, policies and practices; discusses with the independent public accountants, and with the Controller of IBP and his staff, the adequacy of the corporation's accounting, financial and operating controls; and reports to the Board of Directors. The members of the Audit Committee currently are Dr. Massengale (Chairman), Mr. Chalsty, Dr. Gramm, Mr. Jacobson, Mr. Sanem and Ms. Smith. The Audit Committee held four meetings during 2000.

   The Compensation Committee reviews and approves compensation arrangements, including annual incentive awards, for officers of IBP. The members of the Compensation Committee currently are Mr. Chalsty (Chairman), Dr. Gramm, Mr. Jacobson, Dr. Massengale, Mr. Sanem and Ms. Smith. The Compensation Committee held one meeting during 2000.

  The Nominating Committee makes recommendations as to candidates for election to the Board of Directors and their qualifications to fill board vacancies in connection with proposed slates of nominees for directors for whose election proxies will be solicited by the Board of Directors. The Nominating Committee will consider properly submitted recommendations of stockholders if the recommendation is submitted pursuant to the procedures previously outlined. The members of the Nominating Committee currently are Dr. Gramm (Chairperson), Mr. Chalsty, Mr. Jacobson, Dr. Massengale, Mr. Sanem and Ms. Smith. The Nominating Committee held one meeting during 2000.

   The Plans Administration Committee administers the restricted stock and employee stock option plans of IBP. The members of the Plans Administration Committee currently are Ms. Smith (Chairperson), Mr. Chalsty, Dr. Gramm, Mr. Jacobson, Dr.
Massengale, and Mr. Sanem, none of whom are eligible for selection as participants in these plans. The Plans Administration Committee (including sub-committees) held one meeting during 2000.

  The Special Committee was established by the Board of Directors to make recommendations with respect to the proposal by DLJ Merchant Banking Partners III, Inc. to acquire IBP, as well as with respect to other such proposals, including the Tyson Foods, Inc. proposal. The members of the Special Committee currently are Ms. Smith (Chairperson), Dr. Gramm, Mr. Jacobson, Dr. Massengale and Mr. Sanem. The Special Committee held 36 meetings during 2000.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN
                     COMPENSATION DECISIONS

   The  members  of  the Compensation Committee are  Mr.  Chalsty
(Chairman), Dr. Gramm, Mr. Jacobson, Dr. Massengale, Mr. Sanem and Ms. Smith.



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

        1. Consolidated Financial                      Location
           Statements

           Report of Independent Accountants        Page F-2 of this
                                                    report

           Consolidated Statements of Earnings      Pages F-5 and F-6
                                                    of this
                                                    report
           Consolidated Balance Sheets              Page F-4 of this
                                                    report

           Consolidated Statements of Cash Flows    Page F-9 of
                                                    this report
           Consolidated Statements of Changes in    Pages F-7 and
           Stockholders' Equity and Comprehensive   F-8 of this report
           Income


           Notes to Consolidated Financial          Pages F-10 through
           Statements                               F-44 of this report


        2. Financial Statement Schedules


        Schedule II- Valuation and
        Qualifying Accounts and Reserves         Page S-1 of this report

All other schedules are omitted because they are not applicable or not required.

          3. Reports on Form 8-K

     On October 2, 2000, the Company filed a report on Form 8-K announcing the signing of an agreement for the proposed merger of
IBP with Rawhide Acquisition Corporation.  Attached to the report was the Company's press release of the proposed merger and a copy of the Agreement and Plan of Merger. On November 3, 2000, the Company filed a report on Form 8-K, which was subsequently
amended  by  a Form 8-K/A filed on March 12, 2001.   This  report
discussed the acquisition of Corporate Brand Foods America, Inc., which was accounted for as a pooling of interests. Attached to the report were selected consolidated financials. The reports on Form 8-K dated October 2, 2000 and November 3, 2000, and the report on Form 8-K/A dated March 12, 2001 are hereby incorporated by reference.


          4.  Exhibits


     3.1*      Restated  Certificate  of  Incorporation  of   IBP
               (filed as Exhibit No. 3.1. to the Annual Report on
               Form  10-K  of  IBP  for  the  fiscal  year  ended
               December 28, 1996, File No. 1-6085).

      3.2*     Restated By-laws of IBP (filed as Exhibit No.
               3.2 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 25, 1999, File No.
               1-6085).

     10.1* Registration Rights Agreement between IBP and the holders of restricted shares of IBP Common Stock (the holders received such restricted shares in exchange for common shares of CBFA in the CBFA acquisition) (filed as Exhibit No. 10.1 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 25, 1999, File No. 1-6085).

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

     10.21 $950,000,000 Nine-Month Credit Agreement (Revolving Credit Facility) dated as of December 20, 2000, between IBP, inc. and various lenders with Bank of America, N.A. as syndication agent, U.S. Bank National Association as administrative agent, and Bank of America Securities LLC as sole lead arranger and book manager.


     10.24* Employment Agreement, effective as of August 18, 1997, between IBP and Larry Shipley (Management Contract) (filed as Exhibit No. 10.24 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 27, 1997, File No. 1-6085).

     10.25     Employment  Agreement,  effective  as   of
               February 1, 2000, between IBP and Richard L.  Bond
               (Management Contract).

     10.26     Employment  Agreement,  effective  as   of
               February 1, 2000, between IBP and Eugene D.  Leman
               (Management Contract).

     10.27     Employment  Agreement,  effective  as   of
               December 26, 2000, between IBP and Craig  J.  Hart
               (Management Contract).

     10.28* Text of Retirement Income Plan of IBP, inc. (As Amended and Restated Effective as of January 1,
               1992), as amended. (Compensatory Plan) (filed as Exhibit No. 10.28 to the Annual Report on Form 10-K of IBP for the fiscal year ended December 26, 1992, File No. 1-6085).

     21.       Subsidiaries of IBP, inc. as of December 30, 2000.

     22.*      Matters submitted to vote of security holders
               (filed  as Item 4 to the Quarterly Report on  Form
               10-Q  for  the 39 weeks ended September 23,  2000,
               File No. 1-6085).

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

                      IBP, inc.



                      By: /s/ Robert L. Peterson
                          ------------------------
                      Robert L. Peterson
                      Chairman of the Board
                      and Chief Executive Officer
                      Date:  March 30, 2001



        Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   Signature               Title                         Date

/s/ Robert L. Peterson                                  3/30/01
-----------------------    Chairman of the Board      ------------
Robert L. Peterson         and Chief Executive
                           Officer (principal
                           executive officer)

/s/ Larry Shipley                                       3/30/01
---------------------      Chief Financial            ------------
Larry Shipley              Officer (principal
                           financial officer)

/s/ Craig J. Hart                                       3/30/01
---------------------      Vice President and         ------------
Craig J. Hart              Controller


/s/ Richard L. Bond                                     3/30/01
---------------------      Director                   ------------
Richard L. Bond



---------------------      Director                   ------------
John S. Chalsty


/s/ Wendy L. Gramm                                      3/29/01
---------------------      Director                   ------------
Wendy L. Gramm


Signature                  Title                          Date

/s/ John J. Jacobson, Jr.                               3/29/01
-------------------------  Director                   ------------
John J. Jacobson, Jr.

/s/ Eugene D. Leman                                     3/30/01
-------------------------  Director                   ------------
Eugene D. Leman

/s/ Michael D. Sanem                                    3/30/01
-------------------------  Director                   ------------
Michael L. Sanem

/s/ Martin A. Massengale                                3/29/01
-------------------------  Director                   ------------
Martin A. Massengale

/s/ JoAnn R. Smith                                      3/29/01
-------------------------  Director                   ------------
JoAnn R. Smith



                        IBP, inc. and SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                        PAGE

IBP, Inc. and Subsidiaries:

Independent Auditors' Reports and Managements'
  Report on Financial Statement Integrity               F-2 to F-3

Consolidated Balance Sheets as of December 30, 2000
  and December 25, 1999                                 F-4

Consolidated Statement of Earnings for the Years
  ended 2000, 1999, and 1998                            F-5

Consolidated Statements Of Changes In Stockholders'
  Equity And Comprehensive Income for the Years
  ended 2000, 1999, and 1998                            F-6 to F-7

Consolidated Statements of Cash Flows for the Years
  ended 2000, 1999, and 1998                            F-8 to F-9

Notes to Consolidated Financial Statements              F-10 to F-37

Schedule II - Valuation and Qualifying Accounts
                 and Reserves                           S-1
                               F-1

                     REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Stockholders of IBP, inc.

           In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, changes in stockholders' equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of IBP, inc. and its subsidiaries at December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of Corporate Brand Foods America, Inc. ("CBFA") on February 7, 2000 in a transaction accounted for as a pooling of interests, as described in Note L to the consolidated financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As indicated in Note R, the Company has restated its 1999 and 1998 financial statements with respect to certain matters involving its subsidiary, DFG, to apply variable plan accounting to certain stock options and to provide expanded segment disclosures.

           As discussed in Note S to the consolidated financial statements, the Company changed its method of revenue recognition in fiscal 2000.

     PricewaterhouseCoopers LLP
     Omaha, Nebraska
     March 19, 2001, except as to
     Note U, for which the date
     is March 29, 2001


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

       Our management team is responsible for proactively fostering a strong climate of ethical conduct so that the company's affairs are carried out according to the highest standards of personal and corporate behavior. This responsibility is specifically demonstrated in IBP's conflict of interest policy which requires annual written acknowledgment by each and every officer and those management personnel so designated.

      We are pleased to present this annual report and the accompanying
     consolidated   financial   statements   for   your   review    and
     consideration.

     Most sincerely,

     /s/  Robert  L.  Peterson                      /s/  Larry  Shipley
     --------------------------------               ----------------------
     Robert L. Peterson                             Larry Shipley
     Chairman and Chief Executive Officer           Chief Financial Officer
     IBP, inc.                                      IBP, inc.

                        IBP, inc. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share data)
                                                                 Restated
                                                   December      December
                                                      30,           25,
                                                     2000          1999
                                                  ----------    ----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                       $   29,970    $   32,865
  Accounts receivable, less allowance for
    doubtful accounts of $19,898 and $21,352         673,485       849,679
  Inventories (Note B)                               873,544       615,192
  Deferred income tax benefits (Note E)               67,343        63,426
  Prepaid expenses                                    21,252        19,566
                                                   ---------     ---------
    TOTAL CURRENT ASSETS                           1,665,594     1,580,728
                                                   ---------     ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Land and land improvements                         127,884       124,053
  Buildings and stockyards                           760,211       694,212
  Equipment                                        1,538,120     1,373,054
                                                   ---------     ---------
                                                   2,426,215     2,191,319
  Accumulated depreciation and amortization       (1,089,775)     (960,391)
                                                   ---------     ---------
                                                   1,336,440     1,230,928
  Construction in progress                           294,334       131,837
                                                   ---------     ---------
                                                   1,630,774     1,362,765
                                                   ---------     ---------
OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $221,160 and $189,395 (Note T)                961,340     1,054,839
  Other                                              168,548       145,225
                                                   ---------     ---------
                                                   1,129,888     1,200,064
                                                   ---------     ---------
                                                  $4,426,256    $4,143,557
                                                   =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses (Note D)  $  807,177    $  736,242
  Notes payable to banks (Note C)                    775,000       542,060
  Federal and state income taxes                      78,016       135,620
  Deferred income taxes (Note E)                       1,216         3,361
  Other                                               57,991        15,434
                                                   ---------     ---------
    TOTAL CURRENT LIABILITIES                      1,719,400     1,432,717
LONG-TERM OBLIGATIONS (Notes C and F)                658,719       789,861
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes (Note E)                       7,491         8,366
  Other                                              191,135       167,566
                                                   ---------     ---------
                                                     198,626       175,932
                                                   ---------     ---------

REDEEMABLE STOCK (Note Q):                              -           44,564
                                                   ---------     ---------

STOCKHOLDERS' EQUITY (Note Q):
  Common stock                                         5,450         4,964
  Additional paid-in capital                         443,388       404,463
  Retained earnings                                1,481,004     1,358,971
  Accumulated other comprehensive income             (11,261)       (8,600)
  Treasury stock, at cost                            (69,070)      (59,315)
                                                   ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY                     1,849,511     1,700,483
                                                   ---------     ---------
                                                  $4,426,256    $4,143,557
                                                   =========     =========

See notes to consolidated financial statements.

                        IBP, inc. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                   (In thousands, except per share data)

                                                       52 Weeks Ended
                                                --------------------------
                               53 Weeks Ended    Restated        Restated
                                December 30,    December 25,    December 26,
                                    2000           1999            1998
                                -----------     -----------     -----------
Net sales (Notes A and S)       $16,949,608     $15,121,689     $13,734,773
Cost of products sold            15,913,264      14,126,619      12,997,239
                                 ----------      ----------      ----------
Gross profit                      1,036,344         995,070         737,534

Selling, general and
  administrative expenses           658,163         440,474         355,564
Non-recurring merger-related
  expense                            31,299            -               -
                                 ----------      ----------      ----------
Earnings from operations            346,882         554,596         381,970

Interest:
  Incurred                         (104,204)        (81,989)        (70,011)
  Capitalized                         9,851           8,589           7,976
  Income                              6,095           5,584           4,464
                                 ----------     -----------     -----------
                                    (88,258)        (67,816)        (57,571)
                                 ----------      ----------      ----------
Earnings before income taxes,
  accounting change
  and extraordinary item            258,624         486,780         324,399

Income taxes (Note E)               105,971         168,913         126,432
                                 ----------      ----------      ----------
Earnings before accounting
change
  and extraordinary item            152,653         317,867         197,967

Cumulative effect of change in
  accounting principle (Note R)      (2,429)           -               -

Extraordinary loss on early
  extinguishment of debt,
  less applicable taxes
  (Note F)                          (15,037)           -            (14,815)
                                 ----------      ----------      ----------
Net earnings                    $   135,187     $   317,867     $   183,152
                                 ==========      ==========      ==========


Earnings per share (Note K):
---------------------------
  Earnings before accounting
    change and extraordinary item     $1.41           $3.26           $2.02
  Cumulative effect of change
    in accounting principle            (.02)            -               -
  Extraordinary item                   (.14)            -              (.15)
                                       ----            ----            ----
  Net earnings                        $1.25           $3.26           $1.87
                                       ====            ====            ====

Earnings per share - assuming
dilution:
  Earnings before accounting
    change and extraordinary item     $1.40           $2.96           $1.86
  Cumulative effect of change
    in accounting principle            (.02)            -               -
  Extraordinary item                   (.14)            -              (.14)
                                       ----            ----            ----
  Net earnings                        $1.24           $2.96           $1.72
                                       ====            ====            ====

See notes to consolidated financial statements.

                        IBP, inc. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (continued)
                   (In thousands, except per share data)

                                                              52 Weeks Ended
                                                       --------------------------
                                      53 Weeks Ended    Restated        Restated
                                       December 30,    December 25,    December 26,
                                           2000           1999            1998
                                       -----------     -----------     -----------

 Pro forma amounts assuming the
  accounting change is applied
  retroactively:

Earnings before extraordinary item     $   152,653    $   317,122     $  199,432
Net earnings                               137,616        317,122        184,617

Earnings per common share:
Earnings before extraordinary item     $      1.41    $      3.25     $     2.04
Net earnings                                  1.27           3.25           1.89
Earnings per common share-
 assuming dilution:
Earnings before extraordinary item     $      1.40    $      2.95     $     1.87
Net earnings                                  1.26           2.95           1.73


See notes to consolidated financial statements.

                           IBP, inc. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                                                                        Accumulated
                                    Common               Additional                       Other                         Total
                                    Shares      Common    Paid-in        Retained     Comprehensive     Treasury     Stockholders'
                                  Outstanding   Stock     Capital        Earnings         Income         Stock          Equity
                                  ----------- --------   ----------     ----------      ----------    ----------     ------------
Restated balances,
 December 27, 1997                  96,866    $  4,964   $  411,238     $  881,243      $   (6,114)   $  (55,483)    $  1,235,848

Comprehensive income:
 Net earnings - restated                                                   183,152                                        183,152
 Other comprehensive income:
  Foreign currency
   translation adjustments                                                                 (10,342)                       (10,342)
                                                                                                                       ----------
Comprehensive income - restated                                                                                           172,810
Dividends declared on                                                                                                  ----------
common stock, $.10 per share                                                (9,246)                                        (9,246)
Dividends on preferred stock                                                (1,719)                                        (1,719)
Accretion of redeemable stock                                                 (322)                                          (322)
Treasury shares purchased             (592)                                                              (12,370)         (12,370)
Treasury shares delivered under
 employee stock plans                  320                   (1,674)                                       7,470            5,796
Restated balances,                 -------    --------   ----------     ----------        --------      --------       ----------
 December 26, 1998                  96,594    $  4,964   $  409,564     $1,053,108        $(16,456)     $(60,383)      $1,390,797


Comprehensive income:
 Net earnings - restated                                                   317,867                                        317,867
 Other comprehensive income:
  Foreign currency
   translation adjustments                                                                   7,856                          7,856
                                                                                                                       ----------
Comprehensive income - restated                                                                                           325,723
Dividends declared on common                                                                                           ----------
 stock, $.10 per share                                                      (9,230)                                        (9,230)
Accretion of redeemable stock                                                 (356)                                          (356)
Dividends on preferred stock                                                (2,418)                                        (2,418)
Treasury shares purchased             (326)                                                               (6,170)          (6,170)
Treasury shares delivered
under employee stock plans             378                   (5,101)                                       7,238            2,137
Restated balances,                 -------    --------   ----------     ----------        --------      --------       ----------
December 25, 1999                   96,646    $  4,964   $  404,463     $1,358,971        $(8,600)      $(59,315)      $1,700,483
                                   -------     -------    ---------      ---------         -------       -------       ----------
See notes to consolidated financial statements.

                           IBP, inc. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (continued)
                      (in thousands, except per share data)

                                                                                        Accumulated
                                    Common               Additional                       Other                         Total
                                    Shares      Common    Paid-in        Retained     Comprehensive     Treasury     Stockholders'
                                  Outstanding   Stock     Capital        Earnings         Income         Stock          Equity
                                  ----------- --------   ----------     ----------      ----------    ----------     ------------
Restated balances,
December 25, 1999                   96,646    $  4,964   $  404,463     $1,358,971        $(8,600)      $(59,315)      $1,700,483

Comprehensive income:
 Net earnings                                                              135,187                                        135,187
 Other comprehensive income:
  Foreign currency
   translation adjustments                                                                 (2,661)                         (2,661)
                                                                                                                       ----------
Comprehensive income                                                                                                      132,526
Dividends declared on common                                                                                           ----------
 stock, $.10 per share                                                     (10,588)                                       (10,588)
Accretion of redeemable stock                                               (2,214)                                        (2,214)
Dividends on preferred stock                                                  (352)                                          (352)
Transfer of redeemable stock
 to additional paid in capital                               25,822                                                        25,822
Common shares issued in
 exchange for redeemable stock       9,729         486       14,391                                                        14,877
Treasury shares purchased             (957)                                                              (15,300)         (15,300)
Treasury shares delivered
under employee stock plans             250                   (1,288)                                       5,545            4,257
Balances, December 30, 2000        -------    --------   ----------     ----------        --------      --------       ----------
                                   105,668    $  5,450   $  443,388     $1,481,004        $(11,261)    $(69,070)      $ 1,849,511
                                   =======    ========   ==========     ==========        ========      ========       ==========

See notes to consolidated financial statements.

                        IBP, inc. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                               52 Weeks Ended
                                                        --------------------------
                                       53 Weeks Ended    Restated        Restated
                                        December 30,    December 25,    December 26,
                                            2000           1999            1998
                                        -----------     -----------     -----------
                                                     Inflows (outflows)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                           $  135,187      $  317,867      $  183,152
                                         ---------       ---------       ---------
 Adjustments to reconcile net earnings
 to cash flows from operations:
  Depreciation and amortization            146,716         125,515         110,249
  Amortization of intangible assets         35,444          31,163          28,924
  Non-cash restricted and variable
    stock compensation                      38,038          (9,675)         11,668
  Long-lived asset impairment write-downs   66,115          29,351            -
  Deferred income tax (benefit) provision    7,199          (3,936)         (6,314)
  Change in customer advances                 -             12,000         (14,100)
  Extraordinary loss on
   extinguishment of deb                    15,037            -             14,815
  Provision for bad debts                   10,455          15,907           2,161
  Net loss on disposal of fixed assets       1,112           1,710          16,996
  Other operating cash inflows              14,332          15,072          15,609
  Other operating cash outflows            (18,739)         (6,359)         (8,299)
  Working capital changes, net of
   effects of acquisitions:
   Accounts receivable                     164,834        (177,301)        (30,560)
   Inventories                            (260,294)       (107,050)        (22,967)
   Accounts payable and
    accrued liabilities                     (8,825)         53,099          70,099
   Change in checks in process of
     clearance                              31,604          20,576         (29,464)
                                         ---------       ---------       ---------
                                           243,028              72         158,817
                                         ---------       ---------       ---------
Net cash flows provided by
 operating activities                      378,215         317,939         341,969
                                         ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash acquired        (11,790)       (504,420)       (186,639)
 Capital expenditures                     (428,217)       (208,781)       (183,040)
 Proceeds from disposals of marketable
  securities                                25,000          20,800         257,721
 Purchases of marketable securities        (25,000)        (19,400)       (250,954)
 Investment in life insurance contracts     (8,287)         (7,759)        (38,000)
 Proceeds from sale of fixed assets          4,082           4,523           3,687
 Investments in equity ventures            (12,650)           -               -
 Insurance proceeds                            -             3,010             190
 Investments in notes receivable               -            (8,000)
 Other investing cash inflows                  981             319            -
                                         ---------       ---------       ---------
 Net cash flows used in investing
  activities                              (455,881)       (719,708)       (397,035)
                                         ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term debt               232,940         317,964         121,210
 Purchase of treasury stock                (15,300)         (6,170)        (12,370)
 Dividends paid on common stock            (10,256)         (9,229)         (9,252)
 Exercise of stock options                   4,108           2,137           3,238
 Principal payments on long-term
  obligations                             (391,632)        (10,977)       (118,360)
 Proceeds from issuance of long-term
  long-term debt                           297,664         100,800          49,773
 Redemption of preferred stock             (28,512)           -               -
 Proceeds from sale of stock and warrants     -              9,582           7,944
 Premiums paid on early retirement of debt  (7,629)           -            (20,636)
 Payment of loan acquisition costs          (6,866)           -             (6,824)
 Other financing cash outflows                -               -               (156)
                                         ---------       ---------       ---------
 Net cash flows provided by (used in)
  financing activities                      74,517         404,107          14,567
                                         ---------       ---------       ---------
 Effect of exchange rate on cash and
  cash equivalents                             254           1,698          (1,548)
                                         ---------       ---------       ---------
 Net change in cash and cash equivalents    (2,895)          4,036         (42,047)
Cash and cash equivalents at beginning
 of year                                    32,865          28,829          70,876
                                         ---------       ---------       ---------
 Cash and cash equivalents at
  end of year                           $   29,970      $   32,865      $   28,829
                                         =========       =========       =========

See notes to consolidated financial statements.
                                      F-9


                        IBP, inc. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FISCAL YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999
                           AND DECEMBER 26, 1998
     Columnar amounts in thousands, except share and per share amounts

     A.   GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          RESTATEMENTS - The accompanying financial statements for 1999 and 1998 have been restated to reflect adjustments for irregularities and misstatements at one of the company's subsidiaries, the application of variable plan accounting for certain stock options, and expanded disclosures related to segment information, acquisitions, long-term debt and capital lease obligations, contingencies, redeemable stock and capital stock. See Notes M, P and R for more detail relating to the effects of these restatements.

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

           On February 7, 2000, the company acquired Corporate Brand Foods America, Inc. ("CBFA") through an exchange of shares. The business combination was accounted for as a pooling of interests. These historical financial statements of the company have been restated to give effect to the above acquisition as though the companies had operated together from the beginning of the earliest period presented.

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

           FISCAL YEAR - IBP's fiscal year ends on the last Saturday of the calendar year. Fiscal 2000 was a 53-week year and fiscal years 1999 and 1998 each totaled 52 weeks.

            REVENUE RECOGNITION - Revenue from product sales are recognized upon delivery to customers. See Note S for information regarding changes in accounting for revenue recognition in 2000.

           FREIGHT EXPENSE - Freight expense associated with products shipped to customers is recognized in cost of products sold. Prior to the fourth quarter 2000, this freight expense had been classified as a reduction of net sales. All prior periods have been reclassified to conform to the current year presentation.

           EXPORT SALES - In 2000, 1999 and 1998, net export sales, principally to customers in Asia and also to destinations in the Americas and Europe, totaled $2.1 billion, $1.8 billion and $1.7 billion, respectively.

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

           IMPAIRMENT OF LONG-LIVED ASSETS - The company reviews the carrying value of its long-lived assets (including goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assessment of any impairment is based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values. See Note T for asset impairments recorded in 2000 and 1999.

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

           ACCOUNTING CHANGES - Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), is effective the first quarter of 2001, on December 31, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair-value hedge transactions in which the company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the earnings statement by changes in the hedged item's fair value. For cash-flow hedge transactions in which the company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

           The company estimated that, on December 31, 2000, it will record a net-of-tax cumulative-effect-type adjustment of $13,106 gain in earnings to recognize at fair value all derivative
     instruments   that  will  be  designated  as  fair-value   hedging
     instruments. The company expects to record an offsetting net-of-tax cumulative-effect-type adjustment of $13,143 loss in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged
     assets,  liabilities,  and  firm commitments.   Additionally,  the
     company expects to record $78 net-of-tax loss in earnings to reflect the fair value of derivatives that will not qualify as hedges under FAS 133.

           COMPREHENSIVE INCOME - Comprehensive income consists of net earnings and foreign currency translation adjustments. Management considers its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. There were no reclassification adjustments to be reported in the periods presented.

           RECLASSIFICATIONS - Certain reclassifications have been made to prior financial statements to conform to the current year presentation.

     B.   INVENTORIES:

          Inventories are comprised of the following:

                                                   Restated
                                   December 30,  December 25,
                                       2000          1999
                                  ------------- -------------
       Product inventories:
         Raw materials              $   78,004    $   57,385
         Work in process               101,973        84,505
         Finished goods                412,211       238,710
                                     ---------     ---------
                                       592,188       380,600
       Livestock                       185,413       137,300
       Supplies                         95,943        97,292
                                     ---------     ---------
                                    $  873,544    $  615,192
                                     =========     =========
     C.   CREDIT ARRANGEMENTS:

           At December 30, 2000, IBP had in place a $950 million nine-month revolving credit facility (the "Nine-Month Facility"). From time to time, IBP also used uncommitted lines of credit for some or all of its short-term borrowing needs.

           The Nine-Month Facility has a maturity date of September 20, 2001. Facility fees can vary from .150 to .200 of 1% on the total amount of the facility. The company incurred financing fees and costs associated with this credit facility of $7 million that will be amortized over the nine-month term.

           Borrowings outstanding under the revolving facility at December 30, 2000, totaled $775 million, all of which was classified as current liabilities. The interest rate at December 30, 2000 on this debt was 7.64%.

           During fiscal 2000, the maximum amount of borrowings under all of IBP's credit arrangements, including any amounts considered non-current, was $853 million. Average borrowings under IBP's credit arrangements and the weighted average interest rate during fiscal 2000 were $732 million and 6.7%. The comparable 1999 figures were average borrowings of $606 million and an average interest rate of 5.5%.

            IBP's Nine-Month Facility agreement contains certain restrictive covenants that, among other things, (1) require the maintenance of a minimum debt service coverage ratio; and (2) provide for a maximum funded debt ratio.


     D.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

          Accounts payable and accrued expenses are comprised of the following:

                                                    Restated
                                    December 30,  December 25,
                                        2000          1999
                                   ------------- --------------
       Accounts payable, principally
         trade creditors              $361,839      $302,101
                                       -------       -------
       Checks in process of clearance  154,191       122,754
                                       -------       -------
       Accrued expenses:
         Employee compensation          86,340        98,999
         Employee benefits              48,297        47,274
         Property and other taxes       27,608        25,587
         Marketing costs                26,728        25,273
         Other                         102,174       114,254
                                       -------       -------
                                       291,147       311,387
                                       -------       -------
                                      $807,177      $736,242
                                       =======       =======
     E.   INCOME TAXES:

           Income tax expense consists of the following:
                                          Restated   Restated
                              ---------- ---------- ----------
                                 2000       1999       1998
                              ---------- ---------- ----------
       Current:
         Federal               $ 75,852   $148,955   $119,831
         State                   11,772     20,794     13,555
         Foreign                 11,148      3,100       (640)
                                -------    -------    -------
                                 98,772    172,849    132,746
                                -------    -------    -------
       Deferred:
         Federal                  7,881     (6,148)    (6,695)
         State                      511       (413)       531
         Foreign                 (1,193)     2,625       (150)
                                -------    -------    -------
                                  7,199     (3,936)    (6,314)
                                -------    -------    -------
                               $105,971   $168,913   $126,432
                                =======    =======    =======




          Total income tax expense varies from the amount that would be provided by applying the U.S. federal income tax rate to earnings before income taxes. The major reasons for this difference (expressed as a percentage of pre-tax earnings) are as follows:

                                           Restated    Restated
                                   2000      1999       1998
                                -------------------------------
      Federal income tax rate      35.0%     35.0%      35.0%
      State income taxes, net
        of federal benefit          3.2       2.8        3.0
      Settlement of federal
        audit issues                 -       (2.8)        -
      Foreign tax items            (5.1)     (1.6)      (1.3)
      Goodwill impairment
        and amortization            4.7       1.4        1.9
      Variable stock options and
        restricted stock expense    3.6      (0.6)       0.8
      Fair value of asset
        contributions in excess
        of tax basis               (1.0)       -          -
      Other, net                    0.6       0.5       (0.4)
                                   ----      ----       ----
                                   41.0%     34.7%      39.0%
                                   ====      ====       ====

           Management reached a settlement in 1999, with the U.S. Internal Revenue Service ("IRS") on audit issues related to fiscal years 1989, 1990 and 1991. As a result of that settlement, the company reduced income taxes payable and income tax expense by $14 million or $.15 per diluted share. The IRS is currently examining the years 1992 through 1996. In management's opinion, adequate provisions for income taxes have been made for all years.

           Deferred income tax liabilities and assets were comprised of the following:


                                                          Restated
                                         December 30,    December 25,
                                             2000           1999
                                       ---------------  -------------
       Deferred tax assets:
         Nondeductible accrued           $  112,792     $  106,589
       liabilities
         State tax credit carryforwards       7,757          9,140
         Bad debt and claims reserves         5,321          7,259
         Federal and state operating
          loss carryforwards                 42,885         31,969
         Other                                5,989          4,213
                                          ---------      ---------
         Gross deferred tax assets          174,744        159,170
         Valuation allowance                 (7,757)        (9,140)
                                          ---------      ---------
         Net deferred tax assets            166,987        150,030
                                          ---------      ---------
       Deferred tax liabilities:
         Fixed assets                      (102,719)       (76,280)
         Intangible assets                   (3,929)       (17,901)
         Other                               (1,703)        (4,150)
                                          ---------      ---------
                                           (108,351)       (98,331)
                                          ---------      ---------
                                         $   58,636     $   51,699
                                          =========      =========



           The net $1.4 million decrease in the valuation allowance for deferred tax assets was the result of net state tax credits utilized. No benefit has been recognized for these state tax credit carryforwards, most of which expire in the years 2004 through 2008.

             At December 30, 2000, after considering utilization restrictions, the company's acquired tax loss carryforwards approximated $102 million. The net operating loss carryforwards, which are subject to utilization limitations due to ownership changes, may be utilized to offset future taxable income as follows: $57.2 million in 2001, $11.7 million in 2002 and $4.6 million each in 2003 through 2009 and the remainder in 2010. Loss carryforwards not utilized in the first year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions. These carryforwards expire during the years 2004 through 2019.

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


     F.   LONG-TERM OBLIGATIONS:

           Long-term obligations are summarized as follows:

                                                     Restated
                                      December       December
                                         30,            25,
                                        2000           1999
                                     ------------   -----------
7.95% Senior Notes due 2010          $  300,000     $     -
Revolving credit facilities                -           218,327
CBFA Term Loans                            -           138,125
7.45% Senior Notes due 2007             125,000        125,000
6.125% Senior Notes due 2006            100,000        100,000
7.125% Senior Notes due 2026            100,000        100,000
6.0% Securities due 2001                 50,000         50,000
12.5% CBFA Subordinated Notes due 2007     -            33,464
Discount on subordinated notes             -            (2,655)
Present value of capital
  lease obligations                      24,101         26,878
Other                                    14,969         13,847
                                      ---------      ---------
                                        714,070        802,986
Less amounts due within one year         55,351         13,125
                                      ---------      ---------
                                     $  658,719     $  789,861
                                      =========      =========

             CBFA had three term loans in original principal amounts of $65 million ("Term Loan A"), $70 million ("Term Loan B"), and $12 million ("Term Loan C"). Term Loans A and B were repayable in graduated quarterly installments through 2004 and 2006, respectively. Term Loan C was due in 2006. The Term Loans were at variable interest rates based upon two options. At year-end 1999, the weighted average interest rate on borrowings under Term Loans A, B and C was 9.6%. These Term Loans were paid off upon IBP's acquisition of CBFA on February 7, 2000, using available IBP debt facilities.

             CBFA   had  senior  subordinated  promissory  notes   (the
      "Subordinated Notes") with a financial institution, which was also a CBFA stockholder. The principal amount of the Subordinated Notes was due June 30, 2007 and interest accrued at a blended rate of 12.2%. The Subordinated Notes contained detachable warrants to purchase a total of 2.2 million shares of Class B Common Stock. The allocation of fair values of these debt and equity instruments resulted in debt discounts, which were being amortized to interest expense over the term of the Subordinated Notes. These Subordinated Notes were paid off upon IBP's acquisition of CBFA on February 7, 2000, using available IBP debt facilities.

             On February 7, 2000, the company completed its merger with
      CBFA and, at the same time, refinanced all of CBFA's various existing debt obligations, using available IBP credit facilities that were at more favorable terms. Prepayment premiums, accelerated amortization of unamortized deferred financing costs, and transaction expenses totaled $22 million, before applicable income tax benefit of $7 million, and was accounted for as an extraordinary loss in the consolidated statement of earnings.

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

           The purchase of the Foodbrands obligations by IBP was funded with available credit facilities. The portion of borrowings under IBP's revolving credit facilities considered long-term was $218 million at December 25, 1999.

            Substantially all of the leased assets under capital leases can be purchased by IBP at the end of the respective lease terms. Leased assets at December 30, 2000 were comprised of $19.4 million in buildings and $12.1 million in equipment in the consolidated balance sheets, with accumulated amortization of approximately $12 million. Minimum lease payments under capital lease obligations for each of the five fiscal years subsequent to 2000 are (in millions); $5.4; $3.4; $2.2; $2.2; and $2.1.
      Amounts representing interest in the above payments total $4.9.

            Aggregate maturities of long-term obligations, excluding capital leases, for each of the five fiscal years subsequent to 2000 are (in millions): $51.0; $1.2; $1.2; $2.7 and $1.0.



      G.   STOCK PLANS:

           Officer Long-Term Stock Plans:
            IBP has officer long-term stock plans which provide for awards to key officers of IBP which, subject to certain restrictions, will vest generally after five years resulting in the delivery of shares of common stock over the one-year period following such vesting. At December 30, 2000, there were approximately 252,500 shares available for future awards under the plans. The company recognized compensation expense for these plans totaling $2.9 million, $3.1 million and $2.3 million, respectively, in 2000, 1999 and 1998.


           The status of shares under the officer long-term stock plans is summarized as follows:

                                     Number of   Weighted Average
                                      Shares     Price per Share
                                   --------------------------------
       Balance, December 27, 1997       602.6        $20.48
         Granted                         48.8         23.94
         Delivered                         -            -
         Forfeited                       (9.3)        21.48
                                   --------------------------------
       Balance, December 26, 1998       642.1         20.54
         Granted                         61.7         22.49
         Delivered                      (86.9)        15.12
         Forfeited                       (6.9)        25.38
                                   --------------------------------
       Balance, December 25, 1999       610.0         21.84
         Granted                        342.1         17.03
         Delivered                     (192.6)        21.70
         Forfeited                      (12.0)        25.48
                                   --------------------------------
       Balance, December 30, 2000       747.5        $19.89
                                   --------------------------------

          Stock Option Plans:
           IBP has stock option plans under which incentive and non-qualified stock options may be granted to key employees and directors of IBP and its subsidiaries. As of December 30, 2000, the plans provided for the delivery of up to 6.9 million shares of common stock upon exercise of options granted at no less than the market value of the shares on the effective date of grant. An additional 0.4 million options granted in 1998 were non-qualified ("non-qualifying options") based upon differences in market price on the effective date and issuance date. The expense recorded for the non-qualifying options was less than $1 million in each of the years 2000, 1999 and 1998.

           The company's stock option plan grants officers additional bonus options if the original options are exercised. The original officer options are generally issued at market price at the date of the grant, vest over a five-year period and have a ten-year term. The bonus options are issued at market price at the date the bonus options are granted and are exercisable after two years, provided the shares acquired with the original options are still owned by the officer. As a result of the bonus options feature, variable plan accounting is appropriate for the options granted under these provisions. Compensation expense for the original options is recorded over the vesting period based on the difference between the market value and the exercise price at the end of each period. Compensation expense related to the bonus options is recorded based on the market value and the exercise prices over the vesting period from the date vesting becomes probable, to the date the bonus options are vested and exercisable. Compensation charges (credits) related to these options under variable plan accounting were $11,336, $(11,991) and $10,968 in 2000, 1999, and 1998 respectively.

           All options may be granted for terms up to but not exceeding ten years and are generally fully vested after five years from the date granted. At December 30, 2000 and December 25, 1999, there were 2.0 million and 2.7 million options, respectively, reserved for future grants.

            The company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for the stock option plans under that standard. Had compensation cost for IBP's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, IBP's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 Restated    Restated
                                       2000        1999        1998
                                    ----------- ----------- -----------
       Net earnings - as reported     $135,187    $317,867    $183,152
       Net earnings - pro forma        142,582     303,725     190,056
       Earnings per share - as            1.25        3.26        1.87
       reported
       Earnings per share - pro           1.32        3.12        1.94
       forma
       Earnings per diluted share -
         as reported                      1.24        2.96        1.72
       Earnings per diluted share -
         pro forma                        1.31        2.82        1.78

          The weighted average fair values at date of grant for options granted at market value during 2000, 1999 and 1998 were $5.19, $7.53 and $7.29 per option respectively. The weighted-average fair value for the non-qualifying options granted in 1998 was $13.15 per option. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2000, 1999 and 1998:

                                       2000        1999        1998
                                    ----------- ----------- -----------
       Expected option life            6 years    6 years     6 years
       Expected annual volatility        28%         26%         26%
       Risk-free interest rate          5.9%        5.8%        4.7%
       Dividend yield                   0.4%        0.4%        0.4%



          The status of stock options under the plans is summarized as follows:

                             Number of   Weighted Average     Options
                              Shares      Price Per Share   Exercisable
                           ------------ ------------------ -------------
       Balance at
        December 27, 1997     4,125.2         $17.85          1,846.3
         Granted at market
          value                 208.7          21.37
         Granted at a price
          below market          434.2          16.56
       value
         Exercised             (320.1)         11.44
         Canceled              (199.4)         21.64
       -----------------------------------------------------------------


                                             F-19
       Balance at
        December 26, 1998     4,248.6         $18.20          2,230.9
         Granted                651.0          20.63
         Exercised             (290.9)         10.64
         Canceled              (179.0)         21.65
       -----------------------------------------------------------------
       Balance at
        December 25, 1999     4,429.7         $18.92          2,543.7
         Granted              1,028.9          13.96
         Exercised             (199.0)         11.42
         Canceled              (368.0)         19.83
       -----------------------------------------------------------------
       Balance at
        December 30, 2000     4,891.6         $18.13          2,687.2

           The following table summarizes information about stock options outstanding at December 30, 2000:

                          Number       Weighted Average
       Range of         Outstanding       Remaining      Weighted Average
   Exercisable Prices  At 12/30/2000   Contractual Life   Exercise Price
  -------------------- -------------   ----------------  ----------------
    $ 6.75 to 15.99        1,649.2         5.9 years           $12.23
     16.00 to 25.99        3,154.4         6.3 years            20.94
     26.00 to 33.00           88.0         6.2 years            28.07
  -----------------------------------------------------------------------
    $ 6.75 to 33.00        4,891.6         6.3 years           $18.13


                                     Number
               Range of           Exercisable       Weighted Average
           Exercisable Prices    At 12/30/2000       Exercise Price
           ------------------    -------------      ----------------
            $ 6.75 to 15.99           808.1               $11.07
             16.00 to 25.99         1,819.4                21.68
             26.00 to 33.00            59.7                28.16
           ---------------------------------------------------------
            $ 6.75 to 33.00         2,687.2               $18.64

           Shares of common stock to be delivered for approximately 0.4 million options under the stock option plans must come from previously issued shares. All other shares of stock to be delivered pursuant to the stock option plans and the officer long-term stock plans may alternatively come from previously authorized but unissued common stock.

         The company, by virtue of its acquisition of CBFA, has a restricted stock plan. During the third quarter 2000, the participants of this plan voluntarily relinquished their rights to put the stock back to the company. Prior to the relinquishments, the plan was accounted for as a "variable plan" in accordance with APB Opinion #25 and classified as redeemable stock in the accompanying consolidated balance sheet. Following the relinquishments, the plan became a "fixed plan" and the redeemable stock was reclassified to equity and deferred compensation liability in the accompanying balance sheet. The company recorded compensation expense of $26.7 million, $2.3 million and $0.7 million related to these grants in fiscal 2000, 1999 and 1998, respectively. Approximately 1.2 million shares were granted in 1997 and 0.8 million shares were granted in fiscal 1999. Approximately 1.6 million shares outstanding under the restricted stock plan were vested during 2000 and delivered. At December 30, 2000, there were approximately 0.4 million shares unvested under the restricted stock plan. The remaining 0.4 million unvested shares will vest no later than 8 years following the grant date,

     based   on  a  combination  of  performance-based  and  time-based criteria.

     H.   SUPPLEMENTAL CASH FLOW INFORMATION:

           Supplemental information on cash payments is presented as follows:

                                       2000        1999        1998
                                     ----------  ----------  ----------
       Interest, net of amounts
        capitalized                   $ 82,566    $ 65,137    $ 62,598
       Income taxes                    154,194     197,235      76,364

     I.   FINANCIAL INSTRUMENTS:

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

           The  notional  amounts of these swap  agreements  were  $350
     million  at year-end 2000 and $50 million at year-end  1999.   The
     notional amounts of these and other derivative instruments do not represent assets or liabilities of the company but, rather, are the basis for the settlements under the contract terms. The swaps were completely liquidated in early January 2001 for cash proceeds of $31 million. Under FAS 133, the offsetting adjustment previously recorded to the hedged debt will be amortized as a credit to interest expense over the debt lives through 2010.

           The company's Canadian subsidiary enters into currency futures contracts to hedge its exposures on receivables, live cattle and purchase commitments in foreign currencies. At December 30, 2000, the company had outstanding contracts to buy Canadian dollars totaling CDN$136 million at various dates through 2001. Comparable outstanding contracts at year-end 1999 totaled CDN$96 million. The company also had outstanding contracts at year-ends 2000 and 1999 to sell $20 million U.S. dollars at various dates, to hedge its receivables denominated in U.S. dollars.

          Commodity Derivatives:
           The company uses commodity futures contracts to hedge its forward livestock purchases, which, in 2000, accounted for approximately 8% of its livestock purchases. At December 30, 2000, the company had outstanding approximately 3,800 contracts to buy fed cattle and hogs and 8,200 contracts to sell fed cattle and hogs. Total commodity hedging gains/(losses) totaled $(19,544), $11,047 and $23,108 in 2000, 1999 and 1998, respectively. Hedging losses  deferred on the balance sheet at December 30, 2000 totaled
     $(3,777).


          Fair Value of Financial Instruments:
           The following methods and assumptions are used in estimating
     the   fair   value  of  each  class  of  the  company's  financial
     instruments at December 30, 2000:

           For cash equivalents, accounts receivable, notes payable and accounts payable, the carrying amount is a reasonable estimate of fair value because of the short-term nature of these instruments.

           For securities included in other assets, fair value is based upon quoted market prices for these or similar securities. The carrying amount approximates fair value for these securities. Life insurance contracts are carried at fair value.

          For long-term debt, fair value was determined using valuation techniques that considered cash flows discounted at current market rates and management's best estimate for instruments without quoted market prices. At year-end 2000, the carrying value exceeded the fair value by $70 million. At year-end 1999, the fair value exceeded the carrying value by $14 million. The company's long-term debt is generally not callable until maturity, except for the 7.125% Senior Notes due 2026, subject to prepayment premiums.

            For derivatives, the fair value was estimated using termination cash values. The fair value of interest rate swap agreements at December 30, 2000, was $26 million and of currency rate derivatives was $2 million. For commodity derivatives, the fair value at year-end 2000 included positive values of $4 million and negative values of $10 million.

     J.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

            IBP's subsidiary, Foodbrands America, Inc. ("Foodbrands"), has defined benefit pension plans at three of its facilities. Foodbrands also provides life insurance and medical benefits for substantially all retired hourly and salaried employees of one of its subsidiaries under various defined benefit plans.


                                     Pension Benefits     Other Benefits
                                    ------------------ -------------------
                                      2000      1999      2000      1999
                                    --------  -------- ---------  --------
   Change in benefit obligation:
   Benefit obligation at beginning
    of year                         $ 65,916  $ 70,921  $ 63,652  $ 68,851
   Service cost                          566       568       222       221
   Interest cost                       4,858     4,690     4,694     4,452
   Actuarial (gain) loss                 768    (3,979)    1,848    (4,634)
   Benefits paid                      (6,195)   (6,284)   (6,685)   (5,938)
                                     -------   -------   -------   -------
   Benefit obligation at end of year  65,913    65,916    63,731    62,952
                                     -------   -------   -------   -------

   Change in plan assets:
   Fair value of plan assets at
    beginning of year                 70,019    66,737        22         5
   Actual return on plan assets       (1,065)    9,378         1         1
   Employer contribution                 626       188     6,692     5,954
   Benefits paid                      (6,195)   (6,284)   (6,685)   (5,938)
                                     -------   -------   -------   -------
   Fair value of plan assets at end
    of year                           63,385    70,019        30        22
                                     -------   -------   -------   -------

   Funded status                      (2,528)    4,103   (63,701)  (62,930)
   Unrecognized net actuarial (gain)
    loss                               3,569    (3,967)   (1,791)   (3,775)
   Unrecognized prior service cost      -         -          663       711
                                     -------   -------   -------   -------
   Net amount recognized            $  1,041  $    136  $(64,829) $(65,994)
                                     =======   =======   =======   =======
   Amounts recognized in the statement
    of financial position consist of:
   Prepaid benefit cost             $  1,434  $  1,040  $   -     $   -
   Accrued benefit liability            (393)     (904)  (64,829)  (65,994)
                                     -------   -------   -------   -------
   Net amount recognized            $  1,041  $    136  $(64,829) $(65,994)

   Weighted-average assumptions as
    of year end:
   Discount rate                        7.50%     7.75%     7.50%     7.75%
   Expected return on plan assets       8.50%     8.50%      n/a       n/a

           For measurement purposes, an 8.0% annual rate of increase in the per capita claims cost of covered health care benefits and a 6.0% annual rate of increase in the per capita claims costs of covered dental benefits were assumed for 2000. Health care rates were assumed to decrease gradually to 5.5% by 2005 and dental rates were assumed to decrease gradually to 4.0% by 2002.










     Components of net periodic benefit
     cost:

      Pension benefits
                                         2000       1999       1998
                                     ----------- ---------- ----------
      Service cost                    $    566    $    568    $   473
      Interest cost                      4,858       4,690      4,787
      Expected return on plan assets    (5,704)     (5,578)    (5,501)
                                       -------     -------     ------
      Net periodic (benefit) cost     $   (280)   $   (320)   $  (241)
                                       =======     =======     ======

      Other benefits
                                         2000       1999       1998
                                     ----------- ---------- ----------
      Service cost                    $    222    $    236    $    253
      Interest cost                      4,694       4,499       4,853
      Expected return on plan assets      -           -              7
                                        -------     -------     ------
      Net periodic cost               $  4,916    $  4,735    $  5,113
                                        =======     =======     ======

             The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $59,697, $59,697 and $56,132, respectively, as of December 30, 2000 and $518, $518, and $489, respectively, as of December 25, 1999.

           Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                        1-percentage-  1-percentage-
                                       Point Increase Point Decrease
                                      --------------- --------------
      Effect on total of service and
       interest cost components for 2000 $       87     $      (83)
      Effect on year-end postretirement
       benefit obligation                $      959     $     (918)




   K. EARNINGS PER SHARE:
                                                        Fiscal Year
                                          --------------------------------------
                                                         Restated    Restated
                                                2000       1999        1998
                                          ------------ ------------ ------------
   Numerator:
    Earnings before accounting change
     and extraordinary item                   $152,653   $317,867    $197,967
    Preferred stock dividends and accretion     (2,566)    (2,774)     (2,041)
    Earnings before accounting change and
     extraordinary item available for
     common shares                             150,087    315,093     195,926
    Accounting change                           (2,429)      -           -
    Extraordinary item                         (15,037)      -        (14,815)
                                               -------    -------     -------
    Earnings available for common shares      $132,621   $315,093    $181,111
                                               =======    =======     =======
   Denominator:
    Weighted average common shares
     outstanding                               105,806     96,586      96,774
    Dilutive effect of employee stock plans      1,270     10,015       8,518
                                               -------    -------     -------
    Diluted average common shares              107,076    106,601     105,292
                                               =======    =======     =======
    Basic earnings before accounting change
     and extraordinary item per common
     share                                       $1.41      $3.26       $2.02
                                                  ====       ====        ====
    Diluted earnings before accounting
     change and extraordinary item per
     common share                                $1.40      $2.96       $1.86
                                                  ====       ====        ====

     The summary below lists stock options outstanding at the end of the fiscal years which were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options had varying expiration dates.

                                                 Restated    Restated
                                       2000        1999        1998
                                   ------------ ----------- -----------
      Stock options excluded from
       Diluted EPS computation         1,391        1,552          120

      Average option price per        $24.71       $24.72       $27.28
      share

     L. ACQUISITIONS:

          On May 8, 1998, the company acquired substantially all of the operating assets of Jac Pac Foods, Ltd ("Jac Pac"). Jac Pac, with facilities in New Hampshire and Nebraska, produces and sells high quality, value-added beef products to a broad base of food service companies, restaurants and supermarkets. The purchase price consisted of $58.6 million, including liabilities assumed of $23.8 million. The excess of the purchase price over the fair value of net assets acquired resulted in goodwill of $16.8 million.

          On July 17, 1998, the company acquired the stock of Jordan's Meats. Jordan's Meats manufactures and sells a complete line of processed meat products to leading retailers and food service distributors primarily in New England but also throughout the United States. The purchase price totaled $84.6 million, including $11.1 million of liabilities assumed. The excess of the purchase price over the fair value of net assets acquired resulted in goodwill of $63.7 million.

          The   company,  through  a  special  acquisition  subsidiary,
     purchased the assets of the appetizer division of Diversified Foods Group, L.L.C. ("DFG"), on October 18, 1998. The Chicago, Illinois-based division, which includes a production plant in Chicago and another in Newark, New Jersey, was acquired for a purchase price of $91.6 million, which included liabilities assumed of $15.2 million. Goodwill recorded for the excess of the purchase price over the value of net assets acquired totaled $65.5 million. Additional consideration of up to $40 million is provided under the amended DFG purchase agreement contingent on meeting specified earnings targets through 2001. The company made a $7.8 million contingent payment in the second quarter 2000 which was initially recorded as a purchase price adjustment based on incorrect 1999 fiscal earnings for DFG. See Note T for details regarding impairment charges related to DFG.

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

     On December 1, 1999, the Company acquired substantially all of the operating assets of Wright Brand Foods, Inc. ("WBF"), a Vernon, Texas based processor of high quality bacon products, for $116.5

     million, which included liabilities assumed of $8.7 million.   The
     excess of the purchase price over the fair value of the net assets acquired of $59.9 million was recognized as goodwill.

           All  of the consideration for the above acquisitions was  in cash and all were accounted for by the purchase method of accounting. Accordingly, the accompanying consolidated statements of operations include the results from the respective dates of each acquisition. Goodwill under these acquisitions is being amortized on a straight-line basis over forty years. In addition, the company identified and recorded $25 million in other intangible assets, primarily registered trademarks, associated with the acquisitions. These other intangible assets are being amortized over their useful lives, generally ten to twenty years.


           The  following pro forma financial information  assumes  the
     above  businesses were acquired at the beginning of  1998.   These
     results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the assets been acquired at the beginning of 1998, or of the results which may occur in the future. The pro forma results do not include TAVI's discontinued fresh pork operation which IBP did not
     purchase.   However, the pro forma results do include  significant
     TAVI   nonrecurring   charges  related  to  goodwill   and   asset
     impairments, Russian credit losses, product recalls and bankruptcy-related legal and financing expenses.

                                         Fiscal Year Ended
                                    ---------------------------
                                        Restated    Restated
                                        Dec. 25,    Dec. 26,
                                          1999        1998
                                    ---------------------------
                                            (unaudited)
Net sales
                                     $15,565,597  $14,636,273
Earnings from operations                 525,922      424,671
Earnings before extraordinary item       261,663      211,915
Net earnings                             261,663      197,100
Earnings per diluted share:
 Earnings before extraordinary item        $2.43        $1.99
 Net earnings                               2.43         1.85

          Corporate Brand Foods America

           On February 7, 2000, the company acquired Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, accounted for as a pooling of interests, IBP issued 14.4 million common shares for all of the outstanding stock of CBFA. The company also assumed $316 million of CBFA's debt and $28 million of preferred stock obligations.

           IBP had product sales to CBFA in IBP's fiscal years ended December 25, 1999 and December 26, 1998, totaling $65 million and $53 million, respectively. The effects of conforming CBFA's accounting policies to those of IBP were not material.

           Prior to the merger, CBFA's fiscal year ended on the Sunday closest to the last day of February. The following information presents certain statement of earnings data for the separate companies preceding the merger, based on fiscal year periods that coincide with the company's fiscal years:

                                      Fiscal Year
                              --------------------------
                                  Restated   Restated
                                    1999       1998
Net sales:
IBP, as previously reported     $14,551,549   $12,848,635
Intercompany sales to CBFA          (64,804)      (52,782)
                                 ----------    ----------
Net IBP sales                   $14,486,745   $12,795,853
CBFA                                634,944       480,855
                                 ----------    ----------
                                $15,121,689   $13,734,773
                                 ==========    ==========
Net earnings:
IBP                             $   314,464   $   180,184
CBFA                                  3,403         2,968
                                 ----------    ----------
                                $   317,867   $   183,152
                                 ==========    ==========

     M.    BUSINESS SEGMENTS:

           Segment information has been prepared in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Performance of the segments is evaluated on earnings from operations.

           The Beef Carcass segment is involved in the slaughter of live fed cattle, reducing them to dressed carcasses and allied products for sales to further processors. At least 87% of Beef
     Carcass sales were to other IBP segments, chiefly to Beef Processing in 2000, 1999 and 1998. The Beef Carcass segment also markets its allied products to manufacturers of pharmaceuticals and animal feeds.

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

         The All Other segment includes several businesses that do not constitute reportable business segments. These businesses primarily include the company's logistics operations, its

     Lakeside Farm Industries, Ltd. subsidiary (Canadian beef slaughter and fabrication operation and cattle feedlot), its cow boning operations, its hide curing and tanning operations, and its newly formed Fresh Meats Case Ready operations.

         Corporate includes various unallocated corporate items not attributable to the company's operating segments. The principal items in this caption are unallocated goodwill amortization and variable stock options expense (credits).

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

          The Foodbrands America segment's earnings from operations for 2000 were impacted by $108 million in non-recurring charges: $31 million in merger-related expenses; an $11 million bad debt expense; and $66 million in asset impairment charges.

                                                       Restated       Restated
 NET SALES                                2000           1999           1998
                                    --------------  -------------  ----------------
 Sales to unaffiliated
 customers:
  Beef Carcass                        $  1,146,790    $  1,000,728    $  1,017,470
  Beef Processing                        8,157,245       7,641,552       7,133,083
  Pork                                   2,371,725       2,177,513       2,208,473
  Foodbrands America                     3,264,326       2,503,942       1,742,158
  All Other                              2,009,522       1,797,954       1,633,589
                                       -----------     -----------     -----------
                                      $ 16,949,608    $ 15,121,689    $ 13,734,773

 Intersegment sales:
  Beef Carcass                        $  7,986,737    $  7,293,431    $  6,942,784
  Beef Processing                          297,112         266,348         249,635
  Pork                                     540,100         360,030         248,884
  All Other                                468,283         472,961         474,270
  Intersegment elimination              (9,292,232)     (8,392,770)     (7,915,573)
                                       -----------     -----------     -----------
                                      $       -       $       -       $       -
                                       ===========     ===========     ===========

 Net sales:
  Beef Carcass                        $  9,133,527    $  8,294,159    $  7,960,254
  Beef Processing                        8,454,357       7,907,900       7,382,718
  Pork                                   2,911,825       2,537,543       2,457,357
  Foodbrands America                     3,264,326       2,503,942       1,742,158
  All Other                              2,477,805       2,270,914       2,107,859
  Intersegment elimination              (9,292,232)     (8,392,769)     (7,915,573)
                                       -----------     -----------     -----------
                                      $ 16,949,608    $ 15,121,689    $ 13,734,773
                                       ===========     ===========     ===========

 EARNINGS FROM OPERATIONS
  Beef Carcass                        $    142,283    $     91,513    $    124,322
  Beef Processing                          108,150         163,656           1,651
  Pork                                      69,603         151,689         119,838
  Foodbrands America                       (60,169)        102,370          98,708
  All Other                                112,639          46,730          72,536
                                       -----------     -----------     -----------
    Earnings from segments                 372,506         555,958         417,055
  Corporate                                (25,624)         (1,362)        (35,085)
                                       -----------     -----------     -----------
  Total earnings from operations           346,882         554,596         381,970

  Net interest expense                     (88,258)        (67,816)        (57,571)
                                       -----------     -----------     -----------
  Earnings before income taxes and
    extraordinary item                $    258,624    $    486,780    $    324,399
                                       ===========     ===========     ===========

 ACCOUNTS RECEIVABLE

  Beef Carcass                        $     50,075    $     53,958    $     44,554
  Beef Processing                          174,865         267,216         224,409
  Pork                                     114,933         178,640         115,150
  Foodbrands America                       192,191         203,089         120,150
  All Other                                 99,791         101,272         103,373
                                       -----------     -----------     -----------
   Accounts receivable from segments       631,855         804,175         607,636
  Corporate                                 41,630          45,504          27,579
                                       -----------     -----------     -----------
                                      $    673,485    $    849,679    $    635,215
                                       ===========     ===========     ===========

 GEOGRAPHIC LOCATION OF PROPERTY                         Restated         Restated
  PLANT AND LONG-LIVED EQUIPMENT         2000              1999             1998
                                    --------------    ---------------  -------------
  NET
  United States                       $  1,552,427    $  1,280,386    $  1,081,234
  Canada                                    78,347          82,379          76,938
                                       -----------     -----------     -----------
                                      $  1,630,774    $  1,362,765    $  1,158,172
                                       ===========     ===========     ===========
ADDITIONS TO PROPERTY, PLANT
  AND EQUIPMENT, INCLUDING
  ACQUISITIONS

  Beef Carcass                        $     24,832    $     28,110    $     18,290
  Beef Processing                           54,923          18,254           6,990
  Pork                                      16,060          16,199          30,676
  Foodbrands America                       184,015         604,270         248,351
  All Other                                160,177          46,368          65,372
                                       -----------     -----------     -----------
                                      $    440,007    $    713,201    $    369,679
                                       ===========     ===========     ===========
 DEPRECIATION AND AMORTIZATION
  Of fixed assets:
   Beef Carcass                       $     18,549    $     17,157    $     16,846
   Beef Processing                          16,576          14,399          14,084
   Pork                                     18,676          19,551          18,779
   Foodbrands America                       65,703          51,291          37,544
   All Other                                25,872          21,831          21,706
                                       -----------     -----------     -----------
     Total of segments                     145,376         124,229         108,959
   Corporate                                 1,340           1,286           1,290
                                       -----------     -----------     -----------
  Total                               $    146,716    $    125,515    $    110,249
                                       ===========     ===========     ===========
  Of intangible assets:
   Foodbrands America                 $     26,798    $     22,606    $     16,629
   All Other                                 1,086             997           3,362
                                       -----------     -----------     -----------
     Total of segments                      27,884          23,603          19,991
  Corporate                                  7,560           7,560           8,933
                                       -----------     -----------     -----------
  Total                               $     35,444    $     31,163    $     28,924
                                       ===========     ===========     ===========

  NET SALES BY GEOGRAPHIC LOCATION OF CUSTOMERS


  United States                       $ 14,345,182    $ 12,846,936    $ 11,724,073
  Japan                                  1,028,222         898,464         840,219
  Canada                                   566,792         512,685         424,057
  Korea                                    295,660         237,492         142,863
  Mexico                                   266,804         206,994         187,048
  Other foreign countries                  446,948         419,118         416,513
                                       -----------     -----------     -----------
                                      $ 16,949,608    $ 15,121,689    $ 13,734,773
                                       ===========     ===========     ===========

     N.    COMMITMENTS:

           The company leases various facilities and equipment under noncancelable operating lease arrangements that expire at various dates through the year 2014. The company's rental expense for all operating leases was (in millions) $39.4; $27.0; and $23.9 for fiscal years 2000, 1999 and 1998. Future minimum lease payments under noncancelable operating leases with lease terms in excess of one year at December 30, 2000 are as follows:

                       Minimum
                        Lease        Sublease
                       Payments      Rentals        Net
                   -------------- ------------- ------------
2001                   $20,733       $  862       $19,871
2002                    14,081          863        13,218
2003                    11,465          862        10,603
2004                     7,462          863         6,599
2005                     5,994          862         5,132
Thereafter              31,962        1,437        30,525
                        ------        -----        ------
Total                  $91,697       $5,749       $85,948
                        ======        =====        ======

           The company had livestock and other purchase commitments, letters of credit, and other commitments and guarantees at December 30, 2000 aggregating approximately $460 million. Livestock purchase commitments were at a market or market-derived price at the time of delivery or were fully hedged if the price was determined at an earlier date.

           In addition to the livestock purchase commitments above, the company is committed to purchase approximately 25 million market hogs between 2001 and 2009 at market-derived prices under various contracts with producers. Contractual commitments for the next five years average approximately 5 million hogs annually, which represents approximately 21% of IBP's current annual production capacity.

     O.   CONTINGENCIES:

         IBP is involved in numerous disputes incident to the ordinary course of its business. While the outcome of any litigation is not predictable with certainty, or subject to the company's control, management believes that any liability for which provision has not been made relative to the various lawsuits, claims and administrative proceedings pending against IBP, including those described below, is not likely to have a material adverse effect on its future consolidated results of operations, financial position or liquidity.

           In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The District Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class, on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs'
     motion on October 17, 2000. Plaintiffs have sought reconsideration of the judge's denial or, in the alternative, to certify a new class. This motion, as well as the company's motions for summary judgment on both liabilities and damages, is now pending. Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.

          On January 12, 2000, The United States Department of Justice ("DOJ"), on behalf of the Environmental Protection Agency ("EPA"), filed a lawsuit against IBP in U.S. District Court for the District of Nebraska, alleging violations of various environmental laws at IBP's Dakota City facility. This action alleges, among other things, violations of: (1) the Clean Air Act; (2) the Clean Water Act; (3) the Resource, Conservation and Recovery Act; (4) the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"); and (5) the Emergency Planning and Community Right to Know Act ("EPCRA"). This action seeks injunctive relief to remedy alleged violations and damages of $25,000 per violation per day for alleged violations which occurred prior to January 30, 1997, and $27,500 per violation per day for alleged violations after that date. The Complaint alleges that some violations began to occur as early as 1989, although the great majority of the violations are alleged to have occurred much later, and continue into the present. The company determined to reserve $3.5 million during 1999 for the claims raised in this lawsuit based upon the evaluation of a confidential settlement demand received from the DOJ, and review and evaluation of the resolution of comparable claims, in light of the company's assessment of the facts as known to the company in light of the legal theories advanced by the DOJ. On the same basis, the company believes the range of exposure is between $3.5 million and $15.9 million, though is unable to predict with accuracy the ultimate resolution in this matter due to risks and uncertainties that make such an evaluation difficult at this time. The company believes it has meritorious defenses on each of these allegations and intends to aggressively defend these claims.

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

          In February 2000, several lawsuits were filed against IBP by certain shareholders in the United States District Court for the District of Nebraska seeking to certify a class of all persons who purchased IBP stock between March 25, 1999 and January 12, 2000. The complaints, seeking unspecified damages, allege that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about the company's compliance with environmental laws in order to inflate the company's stock price. The lawsuits have been consolidated and the Court has appointed three lead plaintiffs and has appointed lead and liaison counsel. An amended consolidated complaint with respect to all the actions was filed, and the company prepared and filed a motion to dismiss this complaint. On February 14, 2001, lead plaintiffs filed a motion for leave to amend the amended consolidated complaint to add additional claims on behalf of all persons who purchased IBP stock between March 25, 1999 to January 25, 2001. The proposed new claims allege that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 thereunder, and claims IBP issued materially false statements about the company's financial results in order to inflate the company's stock price. The company has filed its opposition to plaintiffs' motion for leave to amend. Management believes it has accurately reported the company's compliance with environmental laws, and the company intends to vigorously contest these claims.

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

          In October 2000, fourteen lawsuits were filed against IBP by certain shareholders in Delaware, seeking to certify a class of all IBP shareholders (the "Delaware Litigation"). The complaints allege IBP's directors breached their fiduciary duties to IBP shareholders by approving the January 1, 2001 merger agreement with Tyson, which, plaintiffs alleged, would result in a coercive front-end loaded, two-tier acquisition of IBP by Tyson. The plaintiffs further alleged IBP viewed Tyson as the preferred suitor to Smithfield given the alleged antagonism between Mr. Peterson and Smithfield's CEO, Joseph Luter. Plaintiffs seek to certify a class action, injunctive relief against consummation of the Tyson transaction, and in the event the Tyson acquisition is consummated, damages and costs and disbursements, including reasonable attorneys fees. A motion to dismiss this complaint was filed on February 21, 2001. In addition, two separate suits, containing the same general allegations, were filed in the District Court for South Dakota. The first of these suits, filed November 8, 2000, alleged that IBP's directors breached their fiduciary duties by entering into the Rawhide Agreement, in their own personal interests, and that the Rawhide Agreement created barriers to competing bidders. This case was stayed pending resolution of the Delaware Litigation. A second suit, filed January 11, 2001, alleged IBP's directors caused IBP to file a false and misleading 14D-9 in response to Tyson's cash tender offer. The suit seeks a declaration that IBP's 14D-9 is false and misleading, an order directing IBP's directors to exercise their fiduciary duties to obtain a transaction in IBP's best interests, and compensatory damages of not less than $442 million and punitive actions. A motion to stay pending resolution of the Delaware Litigation has been filed and is pending.

          Between January and March 2001, a number of lawsuits were filed by certain shareholders in the United States District Court for the District of South Dakota seeking to certify a class of all persons who purchased IBP stock between February 7, 2000 and January 25, 2001. The complaints, seeking unspecified damages, allege that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about the company's financial results in order to inflate the company's stock price. The company is currently preparing its responses to these
     lawsuits.   Management  believes that these  claims  are  without
     merit and the company intends to vigorously contest these claims.

     P.   QUARTERLY FINANCIAL DATA (UNAUDITED):
          Quarterly results are summarized as follows:

                         Restated    Restated    Restated
                           First      Second      Third       Fourth
 2000                     Quarter     Quarter     Quarter     Quarter     Annual
                        ----------- ----------- ----------  ----------  -----------
 Net sales              $3,955,391  $4,268,835  $4,314,416  $4,410,908  $16,949,608
 Gross profit              235,312     248,104     290,767     262,161    1,036,344
 Earnings before
  accounting change
  and extraordinary
  item                      33,736      46,442      78,728      (6,253)     152,653
 Net earnings/(loss)        16,270      46,442      78,728      (6,253)     135,187
 Earnings per share:
  Earnings before
   accounting change
   and extraordinary
   item                        .29         .44         .75        (.06)        1.41
  Net earnings/(loss)          .13         .44         .75        (.06)        1.25
 Earnings per diluted
  share:
  Earnings before
   accounting change
   and extraordinary
   item                        .29         .43         .74        (.06)        1.40
  Net earnings/(loss)          .13         .43         .74        (.06)        1.24
 Dividends per share          .025        .025        .025        .025          .10
 Market price:
  High                      18 3/8      18 7/8    17 15/16    26 15/16     26 15/16
                                11     13 3/16          14     17  1/4           11


          The pro forma net earnings for the first quarter, assuming retroactive adoption of SAB 101 accounting change would be $18,699 or $0.15 per share and $0.15 per diluted share.

          The above quarterly data for the first three quarters of 2000 has been restated to reflect adjustments described in Note R and includes adoption of the guidance in SAB 101 for the change in accounting for revenue recognition as described in Note S and for the reclassification of freight expense as described in Note A. The following quantifies the adjustments made to increase (decrease) the amounts originally reported to those presented above.

                    Restated   Restated   Restated
                      First     Second      Third
 2000                Quarter    Quarter    Quarter
 DFG               ---------- ---------- ----------

 Gross profit       $ (2,344)  $ (8,399)  $    345
 Net earnings         (2,111)   (10,023)     1,312
 Earnings per share     (.02)      (.09)       .01
 Earnings per diluted
   share                (.02)      (.10)       .01

 STOCK OPTIONS

 Net earnings       $  2,595   $ (1,174)  $ (1,693)
 Earnings per share      .02       (.01)      (.01)
 Earnings per diluted
   share                 .02       (.01)      (.01)

 REVENUE
 RECOGNITION

 Net sales          $(52,853)  $(25,763)  $ 23,183
 Gross profit         (2,323)    (1,498)     1,008
 Net earnings/(loss)  (3,892)      (879)       676
 Earnings per share     (.03)      (.01)      (.01)
 Earnings per diluted   (.03)      (.01)      (.01)
   share

 FREIGHT RECLASSIFICATION

 Net sales           126,207    129,099    136,989

                        Restated    Restated    Restated    Restated
                          First      Second       Third      Fourth      Restated
 1999                    Quarter     Quarter     Quarter     Quarter      Annual
                      ------------ ----------- ----------- ----------- -----------
 Net sales            $3,325,183   $3,738,539  $3,922,042  $4,135,925  $15,121,689
 Gross profit            205,018      230,137     290,029     269,886      995,070
 Net earnings             66,021       65,241     110,017      76,588      317,867
 Earnings per share          .68          .67        1.13         .79         3.26
 Earnings per diluted
  share                      .62          .61        1.03         .71         2.96
 Dividends per share        .025         .025        .025        .025          .10
 Market price:
  High                   29 3/16       23 1/8      25 3/4          25      29 3/16
  Low                    19  3/8       16 3/4          22      17 3/4       16 3/4
 Proforma net
  earnings assuming
  retroactive
  adoption of SAB 101
  accounting change       64,960       64,562     109,891      77,709      317,122
 Proforma earnings
  per share                 0.67         0.66        1.13        0.80         3.25
 Proforma earnings
  per diluted share         0.61         0.60        1.03        0.72         2.95

     The above quarterly data has been restated to reflect adjustments described in Note R and for the reclassification of freight expense as described in Note A. The following quantifies the adjustments made to increase (decrease) the amounts originally reported to those presented above.

                        Restated    Restated    Restated    Restated
                          First      Second       Third      Fourth      Restated
 1999                    Quarter     Quarter     Quarter     Quarter      Annual
 DFG                  ------------ ----------- ----------- ----------- -----------
 Gross profit               -            -           -     $   (8,658) $    (8,658)
 Net earnings               -            -           -         (9,621)      (9,621)
 Earnings per share         -            -           -           (.10)        (.10)
 Earnings per diluted
   share                    -            -           -           (.09)        (.09)


 STOCK OPTIONS

 Net earnings        $     9,419   $   (2,532) $     (377) $    4,316  $    10,824
 Earnings per share          .10         (.03)      (0.01)        .04          .11
 Earnings per diluted
   share                     .09         (.02)       0.00         .04          .11

 FREIGHT
 RECLASSIFICATION

 Net sales           $   114,010   $  122,427  $  123,356  $  133,326  $   493,119


     Q.   CAPITAL STOCK:

          REDEEMABLE STOCK:

     All redeemable stock was related to issuances by CBFA prior to the merger in 2000, which was accounted for as a pooling of interests.


                                                       December      December
                                                          30,           25,
                                                         2000          1999
                                                  --------------- -------------
REDEEMABLE STOCK:
  Series A Preferred Stock, $0.001 par value, 25,000
   shares authorized, -0- and 5,053 shares
   outstanding, redemption amount: $-0- and
   $5.1 million                                           $  -          $ 4,820
  Series B Preferred Stock, $0.001 par value, 25,000
   shares authorized, -0- and 18,243 shares
   outstanding, redemption amount: $-0- and
   $18.5 million                                             -           16,964
  Series C Preferred Stock, $0.001 par value, 25,000
   shares authorized, -0- and 4,891 shares
   outstanding, redemption amount: $-0- and
   $5.0 million                                              -            4,161
  Class B Common Stock, $0.001 par value, 12.2
   million shares authorized, -0- and 6.5
   million shares outstanding                                -           12,542
  Class B Common Stock Warrants, -0- and 3.3
   million warrants outstanding                              -            6,077
                                                           ------        ------
                                                          $  -          $44,564
                                                           ------        ------

           Preferred Stock. The three series of preferred stock were designated as Series A Cumulative Mandatorily Redeemable Pay-In-Kind Preferred Stock (the "Series A Preferred Stock"), Series B Participating Preferred Stock (the "Series B Preferred Stock") and

     Series C cumulative Mandatorily Redeemable Stock (the "Series C Preferred Stock"). The holders of Series A and Series B Preferred Stock were entitled to receive annual dividends of 12% payable quarterly in arrears in additional shares of the applicable series of preferred stock. Such dividends were cumulative and accrued whether or not declared or earned. The holders of Series C Preferred Stock were entitled to receive annual dividends of 14% payable quarterly in arrears in additional shares of Series C Preferred Stock. Such dividends were cumulative and accrued whether or not declared or earned. There were no dividends in arrears for Series A, B or C preferred stock at year-end 1999. All three series of redeemable preferred stock were fully redeemed upon IBP's acquisition of CBFA on February 7, 2000, for $28.5 million.

           Class B Common Stock and Warrants. From time to time, the company issued Class B Common Stock and warrants to purchase shares of Class B Common Stock at $0.01 per share (the "Warrants"). In instances in which Warrants were issued in connection with other securities, proceeds from the issuance were allocated based on the respective fair values of the Warrants and the related securities. Warrants generally expired ten years from the date of grant. Upon a change of control (as defined in the Subordinated Note Agreements) or at any time on or after June 30, 2005, the holder of the Subordinated Notes has the right to require the Company to mandatorily redeem its Class B Common Stock and Warrants at an appraised value. Finally, upon termination of employment with the Company, holders of Class B Common Stock under the Company's 1997 Restricted Stock Plan (the "Restricted Stock Plan") (see additional discussion in Note G) have the right to require the Company to purchase such holders' Class B Common Stock at an appraised value. As a result of these mandatory redemption features (the "Put Features"), the Class B Common Stock and Warrants were classified in the accompanying consolidated balance sheets as redeemable stock.

            During  the  third  quarter 2000, the participants  of  the
     Restricted Stock Plan voluntarily relinquished their rights to put the stock back to the company. Prior to the relinquishments, the plan was accounted for as a "variable plan" in accordance with APB Opinion #25 and classified as redeemable stock in the accompanying consolidated balance sheet. Following the relinquishments, the plan became a "fixed plan" and the redeemable stock was reclassified to equity and deferred compensation liability in the accompanying balance sheet.

                                      Redeemable
                                         Stock

Balances, December 27, 1997           $  17,627
  Dividends on preferred stock            1,719
  Restricted stock expense                  700
  Accretion of redeemable stock             322
  Redeemable stock issued                 9,524
                                       --------
Balances, December 26, 1998              29,892

  Accretion of redeemable stock             356
  Restricted stock expense                2,316
  Dividends on preferred stock            2,418
  Redeemable stock issued                10,000
  Redeemable stock repurchased             (418)
                                       --------
Balances, December 25, 1999              44,564

  Accretion of redeemable stock           2,214
  Restricted stock expense               26,082
  Dividends on preferred stock              352
  Preferred stock redeemed              (28,512)
  Redeemed in exchange for
    common shares                       (14,877)
  Transferred to Additional
    paid-in capital                     (25,822)
  Transferred to Non-current
    deferred compensation                (4,001)
                                       --------
Balances, December 30, 2000           $    -
                                       ========


     PREFERRED STOCK

           The Board of Directors is authorized to issue up to 25,000,000 shares of preferred stock at such time or times, in such series, with such designations, preferences, or other special rights, as it may determine.

      R.  RESTATEMENTS:

     DFG RESTATEMENTS:

            Following  the  third quarter 2000, the company  identified
     $9.0 million in adjustments that were necessary related to inaccuracies at its DFG subsidiary, which were reflected in the company's reported results in its Quarterly Report on Form 10-Q for the period ended September 23, 2000. As a result of these inaccuracies, which were identified during the fourth quarter 2000, the company initiated a comprehensive internal review of operations, systems, processes and controls related to its DFG subsidiary. These reviews and other issues raised during the fourth quarter 2000 resulted in recording certain charges and adjustments, as discussed below, which resulted from irregularities and misstatements and impacted previously reported results for the year ended December 25, 1999 and each of the interim periods of 2000.

          The accompanying financial statements for 1999 have been restated to reflect $15.5 million of pre-tax adjustments, related principally to overstated prepaid expenses; inventory valued above net realizable value; uncollectible accounts receivable due to customer short payments, unauthorized deductions and subsequent allowances; and underaccrual of liabilities for inventory purchases, temporary labor costs, marketing, rebates and commissions at December 25, 1999. These adjustments resulted in an $8.7 million increase in previously reported cost of products sold and a $6.8 million increase in selling, general and administrative expenses. The related tax impact of these adjustments of $5.9 million has also been reflected. The impact of these adjustments reduced net earnings by $9.6 million and related basic and diluted earnings per share by $0.10 and $0.09, respectively, from amounts previously reported for fiscal 1999.

     STOCK OPTIONS:
           The company's stock option plan grants officers additional bonus options if the original options are exercised. The original officer options are generally issued at market price at the date of the grant, vest over a five-year period and have a ten-year term. The bonus options are issued at market price at the date the bonus options are granted and are exercisable after two years, provided the shares acquired with the original options are still owned by the officer. As a result of the bonus options feature, variable plan accounting is appropriate for the options granted under these provisions. Compensation expense for the original options has been revised and is now recorded over the vesting period based on the difference between the market value and the exercise price at the end of each period. Compensation expense related to the bonus options is recorded based on the market value and the exercise prices over the vesting period from the date vesting becomes probable, to the date the bonus options are vested and exercisable. Prior to the restatement, the company followed fixed accounting for these options, treating the original grants and the bonus option grants as two separate grants. The restatement records the period and cumulative accrued compensation and related deferred tax impact, which increased (decreased) compensation expense by ($11,991) and $10,968 in 1999 and 1998, respectively, and adjusted income tax expense for the tax benefit associated with the expense. The change increased (decreased) net earnings by $10,824 and ($9,823) and net earnings per diluted share by $0.11 and ($0.09) in 1999 and 1998, respectively.

     SEGMENTS:
           Note M has been restated for 1999 and 1998 to reflect a change in the segments from those previously reported. The company previously reported two segments, Fresh Meats and Foodbrands America. As a result of reconsidering the requirements of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the company has expanded the number of segments disclosed.

     CASH FLOW STATEMENTS:
          The statements of cash flows have also been restated for 1999 and 1998 to reflect the impact of the DFG misstatements and to reclassify the change in the company's checks in process of clearance to cash flows from operations rather than from financing activities. The restated cash flows also provide more detail of certain cash transactions that were previously reported on a combined basis.

         The following tables present the impact of the above restatements related to the balance sheets, statements of earnings, and statements of cash flows:

CONSOLIDATED BALANCE SHEET
December 25, 1999                   As
                                Previously                Stock        As
                                 Reported       DFG      Options     Restated
                                ------------ ---------- ---------- -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents        $   33,294   $   (429)   $   -     $   32,865
Accounts receivable                 853,234     (3,555)       -        849,679
Inventories                         619,977     (4,785)       -        615,192
Deferred income tax benefits         60,820      2,606        -         63,426
Prepaid expenses                     21,138     (1,572)       -         19,566
  TOTAL CURRENT ASSETS            1,588,463     (7,735)       -      1,580,728
    TOTAL ASSETS                  4,151,292     (7,735)       -      4,143,557

CONSOLIDATED BALANCE SHEET
December 25, 1999                   As
(continued)                     Previously                Stock        As
                                 Reported       DFG      Options     Restated
                                ------------ ---------- ---------- -----------

LIABILITIES, REDEEMABLE
 STOCK AND
  STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued
 expenses                        $  731,066   $  5,176    $   -     $  736,242
Federal and state
 income taxes                       138,910     (3,290)       -        135,620
  TOTAL CURRENT LIABILITIES       1,430,831      1,886        -      1,432,717
Deferred income taxes                 8,762       -          (396)       8,366
Other                               160,172       -         7,394      167,566
                                    168,934       -         6,998      175,932
STOCKHOLDERS' EQUITY:
Retained earnings                 1,375,590     (9,621)    (6,998)   1,358,971
   TOTAL LIABILITIES,
    REDEEMABLE STOCK and
     STOCKHOLDERS' EQUITY         4,151,292     (7,735)      -       4,143,557


CONSOLIDATED STATEMENT OF EARNINGS
52 Weeks Ended December 25, 1999
                                     As
                                Previously                Stock        As
                                 Reported       DFG      Options     Restated
                                ------------ ---------- ----------  ----------
Cost of products sold           $14,117,961   $  8,658   $   -     $14,126,619
Selling, general and
  administrative expenses           445,606      6,859    (11,991)     440,474
Earnings from operations            558,122    (15,517)    11,991      554,596
Income taxes                        173,642     (5,896)     1,167      168,913
Net earnings                        316,664     (9,621)    10,824      317,867

Earnings per share - Basic      $      3.25   $  (0.10)  $   0.11  $      3.26
Earnings per share - Diluted           2.94      (0.09)      0.11         2.96
(1) Includes reclassification of $486,653 of freight charges that were previously classified as a reduction of net sales.

CONSOLIDATED STATEMENT OF EARNINGS
52 Weeks Ended December 26, 1998
                                     As
                                Previously                Stock        As
                                 Reported       DFG      Options     Restated
                                ------------ ---------- ----------  ----------
Selling, general and
  administrative expenses       $   344,596   $   -      $ 10,968  $   355,564
Earnings from operations            392,938       -       (10,968)     381,970
Income taxes                        127,577       -        (1,145)     126,432
Net earnings                        192,975       -        (9,823)     183,152

PER SHARE DATA:
 Earnings per share:
  Earnings before
   extraordinary item           $      2.13   $   -      $  (0.11) $      2.02
  Extraordinary loss                  (0.16)      -          0.01        (0.15)
  Net earnings                         1.97       -         (0.10)        1.87

Earnings per share -
  assuming dilution:
 Earnings before
  extraordinary item            $      1.95   $   -      $  (0.09) $      1.86
 Extraordinary loss                   (0.14)      -           -          (0.14)
 Net earnings                          1.81       -         (0.09)        1.72

CONSOLIDATED STATEMENT OF CASH FLOWS                     Reclass
52 Weeks Ended                     As                   Checks in
December 25, 1999               Previously             Process of      As
                                 Reported       DFG      Clearing    Restated
                                ------------ ---------- ----------  ----------
                                              Inflows (outflows)
Net cash flows provided by
  operating activities          $   297,792   $   (429)  $ 20,576  $   317,939
Net cash flows provided by
 (used in) financing
  activities                        424,683       -       (20,576)     404,107
Net change in cash and cash
equivalents                           4,465       (429)      -           4,036
Cash at end of year                  33,294       (429)      -          32,865

52 Weeks Ended December 26, 199

Net cash flows provided b
  operating activities          $   371,433   $   -      $(29,464) $   341,969
Net cash flows provided by
  (used in) financing
   activities                       (14,897)      -        29,464       14,567


     S.   REVENUE RECOGNITION:

          Beginning in the first quarter 2000, the company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. As a result of the guidance in SAB No. 101, the company will recognize revenue upon delivery to customers. Previously, the company had recognized revenue upon shipment to customers, in accordance with its interpretation of Statement of Financial Accounting Concepts No. 5, Revenue and Recognition in Measurement in Financial Statements of Business Enterprises. The cumulative effect of the change on prior years resulted in a charge to earnings of $2,429 (net of income taxes of $1,489) or $.02 per share, which is included in earnings for the year ended December 30, 2000. The effect of the change on the year ended December 30, 2000 was to decrease income before the cumulative effect of the accounting change by $2,035 or $0.02 per share. The pro forma amounts presented in the earnings statement were calculated assuming the accounting change was made retroactively to prior periods.

           For the 53 weeks ended December 30, 2000, the company recognized $63,311 in revenue that was included in the cumulative effect adjustment in the first quarter. The effect of that revenue in the twelve months ended December 30, 2000 was to increase net earnings by $2,429 (after reduction for income taxes of $1,489) during that period.

     T.      ASSET IMPAIRMENTS:

           During the fourth quarter of 2000, the company recorded an additional pre-tax impairment charge to SG&A expense of $60,352 in the Foodbrands segment to reduce intangibles from $80,431 to $20,079 and thus, the carrying value of the investment in DFG Foods LLC. ("DFG"). Previously, the company recorded a pre-tax impairment charge of $5,763 in the second quarter of 2000 related to an earn-out payment to the previous owners that was made on the basis of what the company later concluded were misstated financial results.

           DFG represents the fully integrated operations of two separate acquisitions; one in October 1998 and one in June 1999 that produce prepared hors d' oeuvres, kosher foods, and food for airlines. Although DFG experienced increasing sales since acquisition through September 2000, the operating results reflect significant losses and negative cash flow (as restated) that are substantially attributable to irregularities, as well as mismanagement,  at  the DFG level.  During the fourth  quarter  of
     2000, DFG experienced an unexpected and precipitous decline in sales relative to both the prior year period and budget. These declines resulted from a decrease in orders from major customers combined with a substantial increase in sales and promotional discounts and demand for new product lines not materializing, which management does not believe is temporary. In addition, as part of the integration process, manufacturing operations were further automated to increase product safety, to generate economies of scale and to support substantially greater sales levels. Due to the sales shortfalls, these upgrades have contributed to an uncompetitive cost structure. As a result of declining demand and reduced market pricing for its products, combined with the current cost structure, operating losses and negative cash flow, management initiated an impairment review of the carrying value of the investment in DFG. Since these acquired entities have been integrated into one operational, managerial, sales and marketing and accounting platform, it is not possible to separately identify cash flows of each of the acquired operations. Therefore, for impairment test purposes, DFG as a whole is considered the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.

           The company intends to evaluate DFG's prospective operating performance over a two-year period. Unless the projected return on investment generated by DFG during this period can be improved beyond current projections, it is likely that DFG would be a divestiture candidate. Accordingly, management prepared an analysis of its best estimate of expected undiscounted cash flows. The estimated cash flows were based on management's evaluation of DFG's operations as well as the market niche it competes in for a two-year period with a termination value at the end of the second year. These estimated undiscounted cash flows were determined not to be adequate to support the carrying value of the investment; therefore, an impairment charge was warranted. The impairment charge was based on a third-party appraisal of the current fair value of the DFG business as an ongoing, stand-alone entity.

          The  company  is  working diligently to turn around  the  DFG operation. New management has been recruited to operate DFG and appropriate infrastructure is being put in place to support the business. Senior management and DFG management are reviewing the operations to determine how to lower costs and develop a profitable sales volume and mix. However, if this operation does not show significant improvement, IBP will exit from this business.

          During 1999, the company wrote down $30 million of impaired long-lived assets, including $15 million in the fourth quarter 1999. These write-downs, which were classified in cost of products sold, were primarily attributable to the company's decision to exit its cow boning business.

     U.     SUBSEQUENT EVENT:

          On January 1, 2001, the IBP board of directors authorized IBP to terminate the merger agreement with Rawhide Holdings Corporation ("Rawhide") and Rawhide Acquisition Corporation and enter into an Agreement and Plan of Merger, dated as of January 1, 2001 (the "Tyson Agreement") with Tyson Foods, Inc. ("Tyson"). On March 29, 2001, Tyson announced that it was "discontinuing" the Tyson Agreement. Tyson alleges they were inappropriately induced to enter the Tyson Agreement, due to the alleged failure to disclose comments received from the Securities and Exchange Commission ("SEC") contained in a December 29, 2000 letter from the SEC. This SEC letter, they claim, resulted in restatements of IBP's financials and filings. They further claim that based upon these facts, Tyson has a right to rescind the Tyson Agreement and seek compensation from IBP. In the event they are unable to rescind the Tyson Agreement, Tyson claims a right to terminate the Tyson Agreement pursuant to sections 11.01(f) and 12.01 of the Tyson Agreement. Tyson has filed a lawsuit against IBP with allegations consistent with the foregoing, seeking reimbursement of amounts advanced under the Tyson Agreement and other merger related expenses.


          Under the terms of the Agreement and Plan of Merger, dated as of October 1, 2000 (the "Rawhide Agreement"), by and among IBP, Rawhide and Rawhide Acquisition Corporation, IBP agreed to pay Rawhide a $59 million termination fee and reimburse Rawhide for up to $7.5 million of its documented out-of-pocket fees and expenses if the Rawhide Agreement were terminated under certain circumstances. IBP became obligated to pay such amounts to Rawhide when the IBP board of directors authorized IBP to terminate the Rawhide Agreement and enter into a merger agreement with Tyson.

          Pursuant to a letter from Tyson to IBP dated January 1, 2001, Tyson agreed to make the $66.5 million payment to Rawhide on IBP's behalf on January 2, 2001.  Under the Tyson Agreement, by  and among IBP, Tyson and Lasso Acquisition Corporation, IBP is  obligated to reimburse Tyson for its $66.5 million  payment
     (as well as pay Tyson a $15 million termination fee and reimburse it for $7.5 million of fees and expenses) only if one
     of  the  following  occurs:   (1) Tyson  terminates  the  Tyson
     Agreement because (a) IBP's board of directors withdraws its recommendation of the merger with Tyson or recommends an alternative transaction or (b) IBP fails to call a shareholder meeting or mail a proxy statement to its shareholders within 20 days after the SEC declares effective the prospectus associated with the transaction; (2) IBP terminates the Tyson Agreement because the IBP board of directors authorized IBP to enter into a binding written agreement with another party concerning a transaction that is superior to the transaction with Tyson; or
     (3)  the Tyson Agreement is terminated, i) by(a) Tyson, because of  a  material  breach of the Tyson Agreement by  IBP  or  (b)
     either  Tyson  or  IBP,  because  either  the  merger  is   not
     consummated by May 31, 2001 or the IBP stockholders do not approve the Tyson Agreement at a duly held stockholders meeting, and ii) at the time of such termination with respect to either 3(i)(a) or (b), there is outstanding an offer by another party to enter into a transaction with IBP in which IBP shareholders would receive value in excess of $30.00 per share, and, iii) within six months of the termination of the Tyson Agreement described in 3(i)(a) or (b), IBP enters into an agreement for an alternative transaction.

          Management believes that Tyson does not have a valid basis to discontinue or terminate the Tyson Agreement between the two companies. However, management and its outside counsel have not had the opportunity to review and study in detail the allegations in this lawsuit. Therefore, it is not possible to predict the ultimate outcome of this dispute at this time.



                      IBP, inc. AND SUBSIDIARIES

               SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                               AND RESERVES

                     Fiscal Years 1998, 1999 and 2000
                              (In thousands)

                                                   Allowance
                                                 for Doubtful
                                                   Accounts
                                                  ----------

           Balance, December 26, 1997              $ 10,422

             Amounts charged to costs and             2,161
           expenses
             Recoveries of amounts previously
              written off                               231
             Write-off of uncollectible                (290)
           accounts
             Acquired in business combinations          678
             Foreign currency translation               (92)
                                                  ---------
           Balance, December 26, 1998                13,110

             Amounts charged to costs and            15,907
           expenses
             Recoveries of amounts previously
              written off                               100
             Write-off of uncollectible              (8,344)
           accounts
             Acquired in business combinations          512
             Foreign currency translation                67
                                                  ---------
           Balance, December 25, 1999                21,352

             Amounts charged to costs and            10,455
           expenses
             Recoveries of amounts previously
              written off                                 8
             Write-off of uncollectible             (11,892)
           accounts
             Foreign currency translation               (25)
                                                  ---------
           Balance, December 30, 2000              $ 19,898
                                                  =========



                                      S-1