Form 10-Q
period 2001-03-31
IBP INC
filed 2001-05-15
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q

                  ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the 13 weeks ended March 31, 2001

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

                        YES [X]    NO [ ]


    As of May 1, 2001, the registrant had outstanding 106,013,007 shares of its common stock ($.05 par value).



                 PART I.  FINANCIAL INFORMATION
                   IBP, inc. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                                 March 31,     December 30,
                                                   2001            2000
                                                 ---------     ------------
                                                (unaudited)
ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                   $   14,749     $   29,970
     Accounts receivable, less allowance for
       doubtful accounts of $19,917 and $19,898    644,333        673,485

    Inventories                                    943,268        873,544
    Deferred income tax benefits and
      prepaid expenses                              93,954         88,595
                                                 ---------      ---------
        TOTAL CURRENT ASSETS                     1,696,304      1,665,594

  Property, plant and equipment
    less accumulated depreciation
    of $1,124,129 and $1,089,775                 1,681,524      1,630,774
  Goodwill, net of accumulated
    amortization of $228,485 and $221,160          953,956        961,340
  Deferred income tax benefits and
    other assets                                   178,484        168,548
                                                 ---------      ---------
                                                $4,510,268     $4,426,256
                                                 =========      =========

LIABILITIES and STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Notes payable to banks                      $1,012,000     $  775,000
    Accounts payable                               404,264        516,030
    Deferred income taxes and other
      current liabilities                          356,418        373,019
    Current portion of long-term debt                5,312         55,351
                                                 ---------      ---------
        TOTAL CURRENT LIABILITIES                1,777,994      1,719,400
                                                 ---------      ---------

  Long-term debt and capital lease
    obligations                                    687,697        658,719
                                                 ---------      ---------
  Deferred income taxes and other
    liabilities                                    179,541        198,626
                                                 ---------      ---------

  STOCKHOLDERS' EQUITY:
    Common stock at par value                        5,450          5,450
    Additional paid-in capital                     443,581        443,388
    Retained earnings                            1,497,602      1,481,004
    Accumulated other comprehensive income         (19,678)       (11,261)
    Treasury stock                                 (61,919)       (69,070)
                                                 ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY                 1,865,036      1,849,511
                                                 ---------      ---------
                                                $4,510,268     $4,426,256
                                                 =========      =========

   See accompanying notes to condensed consolidated financial statements.


                   IBP, inc. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (In thousands, except per share data)
                           (unaudited)

                                                13 Weeks Ended
                                            ----------------------
                                                         Restated
                                            March 31,    March 25,
                                              2001         2000
                                            ---------    ---------
Net sales                                  $4,126,637   $3,955,391
Cost of products sold                       3,950,919    3,720,079
                                            ---------    ---------
Gross profit                                  175,718      235,312
Selling, general and
  administrative expense                      124,342      129,495
(Gain) on sale of production facility          (6,897)        -
Nonrecurring merger-related expense              -          31,299
                                            ---------    ---------

EARNINGS FROM OPERATIONS                       58,273       74,518

Interest expense, net                          26,006       21,316
                                            ---------    ---------

Earnings before income taxes, accounting
  change and extraordinary item                32,267       53,202

Income tax expense                             12,270       19,466
                                            ---------    ---------

Earnings before accounting
  change and extraordinary item                19,997       33,736

Cumulative effect of change in
  accounting principle                           (115)      (2,429)

Extraordinary loss on early extinguishment
  of debt, less applicable taxes                 (633)     (15,037)
                                            ---------    ---------

NET EARNINGS                               $   19,249   $   16,270
                                            =========    =========
Earnings per common share:
  Earnings before cumulative effect of
     accounting change and extraordinary item   $ .19        $ .29
  Cumulative effect of change in
    accounting principle                          -           (.02)
  Extraordinary item                             (.01)        (.14)
                                                 ----         ----
  Net earnings                                  $ .18        $ .13
                                                 ====         ====

Earnings per common share - assuming dilution:
  Earnings before cumulative effect of
     accounting change and extraordinary item   $ .19        $ .29
  Cumulative effect of change in
    accounting principle                          -           (.02)
  Extraordinary item                             (.01)        (.14)
                                                 ----         ----
  Net earnings                                  $ .18        $ .13
                                                 ====         ====

Dividends per share                             $.025        $.025
                                                 ====         ====

See accompanying notes to condensed consolidated financial statements.


                   IBP, inc. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED
                    STATEMENTS OF CASH FLOWS
                           (unaudited)
                         (In thousands)
                                                  13 Weeks Ended
                                             -----------------------
                                                             Restated
                                             March 31,       March 25,
                                               2001            2000
                                             ---------       ---------
                                             Inflows (outflows)

NET CASH FLOWS USED BY OPERATING ACTIVITIES  $ (107,421)    $   (3,426)
                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                          (104,446)       (75,663)
 Proceeds from sale of assets                    20,520          2,098
 Investment in life insurance contracts         (10,627)          -
 Investments in equity ventures                    -           (10,375)
 Other investing cash outflows                   (1,446)          (289)
 Other investing cash inflows                       155           -
                                              ---------      ---------
 Net cash flows used by
  investing activities                          (95,844)       (84,229)
                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term debt                    237,000        309,040
 Principal payments on long-term
  obligations                                   (51,261)      (482,738)
 Proceeds from issuance of long-term debt          -           295,541
 Exercise of stock options                        8,560            550
 Dividends paid                                  (2,640)        (2,309)
 Purchases of treasury stock                     (1,217)        (2,491)
 Redemption of preferred stock                     -           (28,512)
 Other financing cash outflows                   (1,986)          -
                                              ---------      ---------
 Net cash flows provided by
  financing activities                          188,456         89,081
                                              ---------      ---------
Effect of exchange rate on cash
 and cash equivalents                              (412)            66
                                              ---------      ---------
Net change in cash and cash equivalents         (15,221)         1,492

Cash and cash equivalents at beginning
 of period                                       29,970         32,865
                                              ---------      ---------
Cash and cash equivalents at end of
 period                                      $   14,749     $   34,357
                                              =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest, net of amounts capitalized       $   28,753     $   20,345
  Income taxes, net of refunds received           8,963         10,030

 Depreciation and amortization expense           40,499         33,896
 Amortization of intangible assets                7,973          8,517

See accompanying notes to condensed consolidated financial statements.

                   IBP, inc. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Columnar amounts in thousands, except per share amounts


A.   GENERAL

      The accompanying financial statements for the quarter ended March 25, 2000 were restated to reflect adjustments for irregularities and misstatements at one of the company's subsidiaries, for the cumulative and current period effect on revenue recognition of adoption of Staff Accounting Bulletin Rule 101, for the application of variable plan accounting for certain stock options, for reclassifications in the statement of cash flows, and for expanded disclosures related to segment information. The company's reports on Form 10-Q/A for the thirteen weeks ended March 25, 2000 and Form 10-K for the year ended December 30, 2000 provide detailed descriptions of the restatements.

     The condensed consolidated balance sheet of IBP, inc. and subsidiaries ("IBP" or "the company") at December 30, 2000 has been taken from audited financial statements at that date and condensed. All other condensed consolidated financial statements contained herein have been prepared by IBP and are unaudited. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in IBP's Annual Report on Form 10-K for the year ended December 30, 2000.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP at March 31, 2001 and the results of its operations and its cash flows for the periods presented herein.

B.   OTHER

      IBP's interim operating results of its Beef Carcass, Beef Processing and Pork segments may be subject to substantial fluctuations that do not necessarily occur or recur on a seasonal basis. Such fluctuations are normally caused by competitive and other conditions in the cattle and hog markets over which IBP has little or no control. Therefore, the results of operations for the interim periods presented are not necessarily indicative of the results to be attained for the full fiscal year.


C.   INVENTORIES

     Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                           March 31,       December 30,
                             2001             2000
                           ---------       ------------
Product inventories:
 Raw materials              $ 79,896        $ 78,004
 Work in process             115,998         101,973
 Finished goods              443,158         412,211
                             639,052         592,188
Livestock                    207,625         185,413
Supplies                      96,591          95,943
                            $943,268        $873,544


D.   EARNINGS PER SHARE

                                              13 Weeks Ended
                                          -----------------------
                                                        Restated
                                          March 31,     March 25,
                                            2001          2000
                                          ---------     ---------
Numerator:
 Earnings before accounting change
  and extraordinary item                  $ 19,997      $ 33,736
   Preferred stock dividends and accretion    -           (2,566)
                                           -------       -------
 Available for common shares              $ 19,997      $ 31,170
                                           =======       =======
Denominator:
 Weighted average common shares
  outstanding                              105,970       106,042
 Dilutive effect of employee stock plans     1,222         1,449
                                           -------       -------
 Diluted average common shares
  outstanding                              107,192       107,491
                                           =======       =======
 Basic earnings before accounting
  change and extraordinary item
  per common share                           $ .19         $ .29
                                              ====          ====
 Diluted earnings before accounting
  change and extraordinary item
  per common share                           $ .19         $ .29
                                              ====          ====


     The summary below lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options had varying expiration dates.

                                    2001          2000
                                   ------        ------
Stock options excluded from
 diluted EPS computation               93         3,484
Average option price per share     $28.03        $21.01


E.   COMPREHENSIVE INCOME

      Comprehensive income consists of net earnings and foreign currency translation adjustments. Management considers its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. Comprehensive income for the quarters ended March 31, 2001 and March 25, 2000 was as follows:

                                        13 Weeks Ended
                                    -----------------------
                                                  Restated
                                    March 31,     March 25,
                                      2001          2000
                                    ---------     ---------
   NET EARNINGS                      $19,249        $16,270
   Other comprehensive income:
    Foreign currency translation
     adjustments                      (8,417)           894
                                      ------         ------
   COMPREHENSIVE INCOME              $10,832        $17,164
                                      ======         ======

F.   ACQUISITION AND DISPOSITION

      On February 7, 2000, the company acquired the outstanding common stock of Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which was accounted for as a pooling of interests, IBP issued approximately 14.4 million common shares for all of the outstanding common stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. At the acquisition date, all of the debt obligations were refinanced (see Note G) and the preferred stock was redeemed. The companies incurred $31 million of nonrecurring merger-related expenses, related primarily to an increase in the valuation of CBFA's restricted redeemable stock, a non-cash charge of $21 million, and $10 million in professional fees and other expenses.

     In January 2001, the company sold 70% interest in its Platte County, Nebraska, ground meats facility to Lopez Foods, Inc., a smaller meat processor headquartered in Oklahoma City, Oklahoma. The company received cash proceeds of $20.5 million and recognized a gain of $7 million related to the percentage sold. The Platte County facility had net sales of $146 million and earnings from operations of $2 million in fiscal 2000. The gain on sale of the Platte County facility and past operations were included in the Foodbrands America segment although IBP's subsequent 30% equity in earnings of this facility is in the All Other segment.


G.   LONG-TERM OBLIGATIONS

      On January 16, 2001, the company repaid its $50 million of 6.0% Securities due 2001. The company chose not to exercise an option to extend the term of the securities and, in so doing, paid $2 million to terminate the option. The $2 million payment plus unamortized deferred financing costs less unamortized option premium totaled $1,017, before applicable income tax benefit of $384, and was accounted for as an extraordinary loss in the condensed consolidated statement of earnings.

      In early January 2001, the company terminated interest rate swaps on notional amounts of $350 million and received $31 million cash proceeds. Under FAS 133, the offsetting adjustment previously recorded to the hedged debt will be amortized as a credit to interest expense over the life of the debt through 2010.

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


      In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The District Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class, on the basis that there were inherent conflicts amongst class members preventing the named plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000. Plaintiffs' motion for reconsideration of the judge's denial was denied, and plaintiffs now seek to certify a class of cattle producers who have sold exclusively to IBP on a cash market basis. This motion, as well as the company's motions for summary judgment on both liabilities and damages, is now pending. Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.


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

     On January 12, 2000, The United States Department of Justice ("DOJ"), on behalf of the Environmental Protection Agency ("EPA"), filed a lawsuit against IBP in U.S. District Court for the District of Nebraska, alleging violations of various environmental laws at IBP's Dakota City facility. This action alleges, among other things, violations of: (1) the Clean Air Act; (2) the Clean Water Act; (3) the Resource, Conservation and Recovery Act; (4) the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"); and (5) the Emergency Planning and Community Right to Know Act ("EPCRA"). This action seeks injunctive relief to remedy alleged violations and damages of $25,000 per violation per day for alleged violations which occurred prior to January 30, 1997, and $27,500 per violation per day for alleged violations after that date. The Complaint alleges that some violations began to occur as early as 1989, although the great majority of the violations are alleged to have occurred much later, and continue into the present. The company determined to reserve $3.5 million during 1999 for the claims raised in this lawsuit based upon the evaluation of a confidential settlement demand received from the DOJ, and review and evaluation of the resolution of comparable claims, in light of the company's assessment of the facts as known to the company and the legal theories advanced by the DOJ. On the same basis, the company believes the range of exposure is between $3.5 million and $15.9 million, although the company is unable to predict with accuracy the ultimate resolution in this matter due to risks and uncertainties that make such an evaluation difficult at this time. The company believes it has meritorious defenses on each of these allegations and intends to aggressively defend these claims.

      On May 19, 2000, IBP signed a Partial Consent Decree with the EPA that makes environmental improvements that were already underway at IBP's Dakota City, Nebraska facility federally enforceable. Although this Partial Consent Decree does not purport to resolve all of the allegations in the Complaint, if EPA were to prevail in court on certain of its claims, these improvements may nonetheless satisfy part of the injunctive relief sought by EPA under the Complaint, a fact that EPA has acknowledged.

     In February 2000, several lawsuits were filed against IBP by certain shareholders in the United States District Court for the District of Nebraska seeking to certify a class of all persons who purchased IBP stock between March 25, 1999 and January 12, 2000. The complaints, seeking unspecified damages, allege that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about the company's compliance with environmental laws in order to inflate the company's stock price. The lawsuits have been consolidated and the Court has appointed three lead plaintiffs and has appointed lead and liaison counsel. An amended consolidated complaint with respect to all the actions was filed, and the company prepared and filed a motion to dismiss this complaint. On February 14, 2001, lead plaintiffs filed a motion for leave to amend the amended consolidated complaint to add additional claims on behalf of all persons who purchased IBP stock between March 25, 1999 to January 25, 2001. The proposed new claims are substantially similar to those alleged in the South Dakota and New York actions described below, alleging that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 thereunder. The company has filed its opposition to plaintiffs' motion for leave to amend. The company intends to vigorously contest these claims.

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

      Between January and March 2001, a number of lawsuits were filed by certain shareholders in the United States District Court for the District of South Dakota and one suit filed in the United States District Court for the Southern District of New York seeking to certify a class of all persons who purchased IBP stock between February 7, 2000 and January 25, 2001. The complaints, seeking unspecified damages, allege that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about the company's financial results in order to inflate the company's stock price. More specifically, these allegations relate primarily to the charges that IBP has taken relating to operations at its DFG Foods subsidiary, the restatement of earnings announced by IBP for certain periods in 1999 and 2000, IBP's announced adoption of a different method for accounting for certain components of its stock option plans, and certain issues raised by the SEC that have since been resolved. The company is currently preparing its responses to these lawsuits. Management intends to vigorously contest these claims.

     	The company has received a letter from a trustee of a former customer now in bankruptcy that contends that IBP and its subsidiaries received preferential payments of approximately $20 million within the 90-day period prior to the filing of the former customer's bankruptcy. The company has not received notice of any lawsuit filed seeking recovery of the alleged preference. While it is difficult to predict the ultimate outcome with certainty, the company believes it has meritorious defenses to these claims and the company's best reasonable estimate of the exposure is $0 to $3 million.

Tyson litigation:
      On January 1, 2001, the IBP board of directors authorized IBP to terminate the merger agreement with Rawhide Holdings Corporation ("Rawhide") and Rawhide Acquisition Corporation and enter into an Agreement and Plan of Merger, dated as of January 1, 2001 (the "Tyson Agreement") with Tyson Foods, Inc. ("Tyson"). On March 29, 2001, Tyson announced that it was "discontinuing" the Tyson Agreement. Tyson alleged it was inappropriately induced to enter into the Tyson Agreement, due to the alleged failure to disclose comments received from the Securities and Exchange Commission ("SEC") contained in a December 29, 2000 letter from the SEC. Tyson further claims that based upon these facts, Tyson has a right to rescind the Tyson Agreement and reimbursement of a $66.5 million payment to Rawhide made by Tyson on behalf of IBP as described below. In the event it is unable to rescind the Tyson Agreement, Tyson claims a right to terminate the Tyson Agreement pursuant to sections 11.01(f) and 12.01 of the Tyson Agreement. Tyson filed a lawsuit on March 29, 2001 in the Chancery Court of Washington County, Arkansas against IBP with allegations consistent with the foregoing, seeking among other things reimbursement of amounts advanced under the Tyson Agreement and other merger-related expenses.

      On March 30, 2001, IBP filed a cross-claim in the Court of Chancery of the State of Delaware seeking to compel specific performance of the Tyson Agreement by Tyson and to obtain a declaratory judgment that Tyson is obligated to perform. Tyson counter-claimed in the Delaware action claiming that the Tyson Agreement is voidable on grounds of fraudulent inducement, negligent misrepresentation and mistake, that IBP has breached representations and warranties in the Tyson Agreement, that Tyson is entitled to restitution of the $66.5 million made by it to Rawhide on IBP's behalf as described below, and that Tyson is entitled to a declaratory judgment that it has validly terminated the Tyson Agreement. Tyson moved to dismiss or stay the Delaware action, which motion was denied by the Delaware court on April 18, and on April 20 the Delaware court issued a temporary restraining order to prohibit Tyson from proceeding with the Arkansas action. A hearing on IBP's motion for a preliminary injunction to prevent Tyson from proceeding with the Arkansas action, and on Tyson's motion for partial summary judgment, were heard on May 10. The judge determined not to rule on this matter, and reaffirmed that a full trial on the merits of IBP's claim for specific performance should take place. The trial began in the Delaware court on May 14.


      Under the terms of the Agreement and Plan of Merger, dated as of October 1, 2000 (the "Rawhide Agreement"), by and among IBP, Rawhide and Rawhide Acquisition Corporation, IBP agreed to pay Rawhide a $59 million termination fee and reimburse Rawhide for up to $7.5 million of its documented out-of-pocket fees and expenses if the Rawhide Agreement were terminated under certain circumstances. IBP became obligated to pay such amounts to Rawhide when the IBP board of directors authorized IBP to terminate the Rawhide Agreement and enter into the Tyson Agreement on January 1, 2001.

      Pursuant to a letter from Tyson to IBP dated January 1, 2001, Tyson agreed to make the $66.5 million payment to Rawhide on IBP's behalf on January 2, 2001. Under the Tyson Agreement, by and among IBP, Tyson and Lasso Acquisition Corporation, IBP is obligated to reimburse Tyson for its $66.5 million payment (as well as pay Tyson a $15 million termination fee and reimburse it for $7.5 million of fees and expenses) only if one of the following occurs: (1) Tyson terminates the Tyson Agreement because (a) IBP's board of directors withdraws its recommendation of the merger with Tyson or recommends an alternative transaction or (b) IBP fails to call a shareholder meeting or mail a proxy statement to its shareholders within 20 days after the SEC declares effective the prospectus associated with the transaction; (2) IBP terminates the Tyson Agreement because the IBP board of directors authorized IBP to enter into a binding written agreement with another party concerning a transaction that is superior to the transaction with Tyson; or (3) the Tyson Agreement is terminated, (i) by (a) Tyson, because of a material breach of the Tyson Agreement by IBP or (b) either Tyson or IBP, because either the merger is not consummated by May 31, 2001 or the IBP stockholders do not approve the Tyson Agreement at a duly held stockholders meeting, and (ii) at the time of such termination with respect to either 3(i)(a) or (b), there is outstanding an offer by another party to enter into a transaction with IBP in which IBP shareholders would receive value in excess of $30.00 per share, and, (iii) within six months of the termination of the Tyson Agreement described in 3(i)(a) or (b), IBP enters into an agreement for an alternative transaction.

      While it is not possible to predict the ultimate outcome of this dispute with certainty at this time, management believes that Tyson does not have a valid basis to discontinue or terminate the Tyson Agreement between the two companies and it believes that Tyson does not have a valid basis for its claim that it is entitled to be reimbursed for the $66.5 million payment to Rawhide and other merger-related expenses.

  I. BUSINESS SEGMENTS

      Segment information has been prepared in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Performance of the segments is evaluated on earnings from operations.

     The Beef Carcass segment is involved in the slaughter of live fed cattle, reducing them to dressed carcasses and allied products for sales to further processors. Over 87% of Beef
Carcass  sales  are  to  other  IBP  segments,  chiefly  to  Beef


Processing.   The  Beef Carcass segment also markets  its  allied
products to manufacturers of pharmaceuticals and poultry feeds.

      The Beef Processing segment is primarily involved in fabrication of dressed beef carcasses into primals and sub-primal meat cuts.

       The  Pork  segment  is  involved  in  hog  slaughter   and
fabrication and related allied product processing activities.

      The Beef Processing and Pork segments market their products to food retailers, distributors, wholesalers, restaurants and hotel chains and other food processors in domestic and international markets. The Pork segment also sells allied products to pharmaceutical and poultry feeds manufacturers.

      The Foodbrands America segment consists of several IBP subsidiaries, principally Foodbrands America, Inc., IBP Branded Foods, Inc. (formerly CBFA), The Bruss Company and The IBP Foods Co. The Foodbrands America group produces, markets and distributes a variety of frozen and refrigerated products to the "away from home" food preparation market, including pizza toppings and crusts, value-added pork-based products, ethnic specialty foods, appetizers, soups, sauces and side dishes as well as deli meats and processed beef, pork and poultry products. The Foodbrands America segment also produces portion-controlled premium beef and pork products for sale to restaurants and foodservice customers in domestic and international markets.

     The All Other segment includes several businesses that do not constitute reportable business segments. These businesses primarily include the company's logistics operations, its Lakeside Farm Industries, Ltd. subsidiary (Canadian beef slaughter and fabrication operation and cattle feedlot), its fresh meat case ready operations and its hide curing and tanning operations.

      Corporate and other includes various unallocated  corporate
items not attributable to the company's operating segments.   The
principal   items  in  this  caption  are  unallocated   goodwill
amortization and variable stock option expense (credits).

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


                                        13 Weeks Ended
                                    -----------------------
                                    March 31,     March 25,
                                       2001          2000
                                    ---------     ---------
NET SALES
Sales to unaffiliated customers:
 Beef Carcass                     $  252,550     $  282,088
 Beef Processing                   1,968,512      1,949,262
 Pork                                558,808        573,384
 Foodbrands America                  770,920        708,471
 All Other                           575,847        442,186
                                   ---------      ---------
                                  $4,126,637     $3,955,391
                                   =========      =========
Intersegment sales:
 Beef Carcass                     $1,985,683     $1,945,176
 Beef Processing                     100,419         73,718
 Pork                                125,249         81,818
 All Other                            45,031         57,833
 Intersegment elimination         (2,256,382)    (2,158,545)
                                   ---------      ---------
                                        -              -
                                   =========      =========
Net sales:
 Beef Carcass                     $2,238,233     $2,227,264
 Beef Processing                   2,068,931      2,022,980
 Pork                                684,057        655,202
 Foodbrands America                  770,920        708,471
 All Other                           620,878        500,019
 Intersegment elimination         (2,256,382)    (2,158,545)
                                   ---------      ---------
                                  $4,126,637     $3,955,391
                                   =========      =========
EARNINGS FROM OPERATIONS
 Beef Carcass                     $   13,578     $   42,053
 Beef Processing                     (12,688)        13,319
 Pork                                 23,035         26,198
 Foodbrands America                    2,021        (29,119)
 All Other                            23,302         22,510
                                   ---------      ---------
   Earnings from segments             49,248         74,961
 Corporate                             9,025           (443)
                                   ---------      ---------
 Total earnings from operations   $   58,273     $   74,518

 Net interest expense                (26,006)       (21,316)
                                   ---------      ---------
 Earnings before income
   taxes, accounting change
   and extraordinary item         $   32,267     $   53,202
                                   =========      =========

NET SALES BY LOCATION
 OF CUSTOMERS
 United States                    $3,515,985     $3,322,248
 Japan                               226,013        256,997
 Canada                              138,031        136,964
 Mexico                               69,806         57,480
 Korea                                54,331         79,744
 Other foreign countries             122,471        101,958
                                   ---------      ---------
                                  $4,126,637     $3,955,391
                                   =========      =========


J.   REVENUE RECOGNITION

     Beginning in the first quarter 2000, the company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. As a result of the guidance in SAB No. 101, the company recognizes revenue upon delivery to customers. Previously, the company had recognized revenue upon shipment to customers, in accordance with its interpretation of Statement of Financial Accounting Concepts No. 5, Revenue and Recognition in Measurement in Financial Statements of Business Enterprises. The cumulative effect of the change on prior years resulted in a charge to earnings of $2,429 (net of income taxes of $1,489) or $.02 per share, which is included in earnings for the quarter ended March 25, 2000. The effect of the change on the quarter ended March 25, 2000 was to decrease income before the cumulative effect of the accounting change by $1,463 ($.01 per share).

     For the quarter ended March 25, 2000, the company recognized $63,311 in revenue that was included in the cumulative effect adjustment at the beginning of fiscal 2000. The effect of that revenue in the quarter ended March 25, 2000 was to increase net earnings by $2,429 (after reduction for income taxes of $1,489) during that period.

K.   ADOPTION OF FAS 133

     The   company  adopted  Statement  of  Financial  Accounting
Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", on December 31, 2000. In accordance with the transition provisions of FAS 133, the company recorded a net-of-tax cumulative-effect-type adjustment of $13,106 (gain) in earnings to recognize at fair value all derivatives that are designated as fair-value hedging instruments. The company also recorded a net-of-tax cumulative-effect-type adjustment of $13,143 (loss) in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. Additionally, the company recorded $78 net-of-tax loss in earnings to reflect the fair value of derivatives that will not qualify as hedges under FAS 133.

     All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge) or (2) a foreign-currency fair-value ("foreign currency" hedge). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges are recorded in current-period earnings.


     The company occasionally purchases a financial instrument that contains a derivative instrument that is "embedded" in the financial instrument. Upon purchasing the instrument, the company assesses whether the economic characteristics of the embedded  derivative  are  clearly and  closely  related  to  the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative would be separated from the host contract, carried at fair value, and designated as a fair-value, cash-flow, or foreign-currency hedge, or as a trading derivative instrument. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

     The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments. The company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the company discontinues hedge accounting prospectively, as discussed below.

     The company discontinues hedge accounting prospectively when
(1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments); (2) the derivative expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

     When   hedge  accounting  is  discontinued  because  it   is
determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

     At March 31, 2001 and December 30, 2000, the company had the following derivative activity, qualifying as fair value hedges:

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

     The  notional  amounts  of these swap agreements  were  $350 million at year-end 2000. The notional amounts of these and other derivative instruments do not represent assets or liabilities of the company but, rather, are the basis for the settlements under the contract terms. The swaps were completely liquidated in early January 2001 for cash proceeds of $31 million, which has been included in cash flows from operating activities. The offsetting loss related to the debt will be amortized as a credit to interest expense over the debt lives through 2010.

     The company's Canadian subsidiary enters into currency futures contracts to hedge its exposures on receivables, live cattle and purchase commitments in foreign currencies. At March 31, 2001, the company had outstanding qualifying hedge contracts to buy Canadian dollars totaling CDN$65 million at various dates through 2001. Comparable outstanding contracts at year-end 2000 totaled CDN$56 million. The company also had outstanding contracts at March 31, 2001 and December 30, 2000 to sell $24 million and 20 million U.S. dollars, respectively at various dates, to hedge its receivables denominated in U.S. dollars.

     Commodity Derivatives:
     The company uses commodity futures contracts to hedge its forward livestock purchases. At March 31, 2001 and December 30, 2000, the company had outstanding approximately 30 and 800 qualifying hedge contracts, respectively to buy fed cattle and hogs and 8,300 and 6,500 contracts, respectively to sell fed cattle and hogs.

     There were no significant net gains or losses recognized in earnings during the reporting period representing the amount of the hedges' ineffectiveness.


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

ACQUISITION AND DISPOSITION
---------------------------
      On February 7, 2000, the company acquired the outstanding common stock of Corporate Brand Foods America, Inc. ("CBFA"), a privately held processor and marketer of meat and poultry products for the retail and foodservice markets. In the transaction, which was accounted for as a pooling of interests, IBP issued approximately 14.4 million common shares for all of the outstanding common stock of CBFA. The company also assumed $344 million of CBFA's debt and preferred stock obligations. At the acquisition date, all of the debt obligations were refinanced (see Note G) and the preferred stock was redeemed. The companies incurred $31 million of nonrecurring merger-related expenses, related primarily to an increase in the valuation of CBFA's restricted redeemable stock, a non-cash charge of $21 million, and $10 million in professional fees and other expenses.

     In January 2001, the company sold 70% interest in its Platte County, Nebraska, ground meats facility to Lopez Foods, Inc., a smaller meat processor headquartered in Oklahoma City, Oklahoma. The company received cash proceeds of $20.5 million and recognized a gain of $7 million on the percentage sold. The Platte County facility had net sales of $146 million and earnings from operations of $2 million in fiscal 2000. The gain on sale of the Platte County facility was included in the Foodbrands America segment although IBP's subsequent 30% equity in earnings of this facility is included in the All Other segment.

RESULTS OF OPERATIONS
---------------------
     Beef Carcass operating earnings decreased to 0.6% of net sales in the first quarter 2001 versus 1.9% in the first quarter 2000. The earnings reduction was due primarily to higher live cattle costs and decreased volume of beef carcasses sold, as well as higher energy costs, partially offset by improved hide credits.

      Beef Processing recognized an operating loss of (0.6%) of net sales in the first quarter 2001 versus operating earnings of 0.7% of net sales in the first quarter 2000. Higher raw material costs passed on from the Beef Carcass division and reduced capacity utilization were negative factors contributing to the lower 2001 performance.

      Pork operating earnings decreased to 3.4% of net sales in the first quarter 2001 versus 4.0% in the first quarter 2000. While still a strong performance in 2001, the effects of higher average live hog prices, lower volume and higher energy costs caused the reduction in comparative earnings.

     In the Foodbrands America segment, operating earnings before unusual and non-recurring items decreased to (0.6%) of sales in the first quarter 2001 from 1.8% of sales in the first quarter 2000. During the first quarter 2001, Foodbrands America experienced negative margins due to higher raw material costs that could not be completely passed on to its customers.

     Foodbrands' unusual item in 2001 was a $7 million gain on the sale of 70% of its Platte County, Nebraska, ground meats facility to a smaller meat processor. In the first quarter 2000, the most significant unusual item was $31 million in pre-tax, non-recurring CBFA merger-related expense, which consisted of $21 million in increased valuation of CBFA's restricted redeemable stock and $10 million in professional fees and other expenses. The second unusual item was an $11 million pre-tax bad debt
provision   increase  due  to  a  customer's  bankruptcy.    This
customer's bankruptcy has not had a subsequent material negative impact on segment sales or earnings performance.

     Operating earnings in the All Other segment measured 3.8% of net sales in the first quarter 2001 versus 4.5% in the first quarter 2000. The lower overall performance in this segment was due to increased hide raw material costs passed on from the Beef Carcass segment partially offset by improved performance at the company's Canadian beef complex.

      The latest estimates by the U.S. Department of Agriculture ("USDA") and industry analysts predict that beef production in 2001 will be strong in the second and third quarters before declining to some extent. The USDA also forecasted increased hog supplies for the second half of 2001, which should benefit the company's Pork and Foodbrands America operating segments.

      The significant increase in Corporate items was primarily attributable to a $9 million higher credit to stock option expense in 2001 versus the first quarter 2000, as a result of fluctuations in the company's stock price.


COMPARATIVE SEGMENT RESULTS

                             13 Weeks Ended
                          --------------------
                                      Restated
                          March 31,   March 25,
                            2001         2000    % Change
                          ---------   ---------  --------
                              (in thousands)
Net sales:
 Beef Carcass           $ 2,238,233  $ 2,227,264      0%
 Beef Processing          2,068,931    2,022,980     +2%
 Pork                       684,057      655,202     +4%
 Foodbrands America         770,920      708,471     +9%
 All Other                  620,878      500,019    +24%
 Intersegment elimination(2,256,382)  (2,158,545)    +5%
                         ----------   ----------
                        $ 4,126,637  $ 3,955,391     +4%
                         ==========   ==========
Earnings from operations:
 Before unusual and
  non-recurring items:
 Beef Carcass            $   13,578   $   42,053     -68%
 Beef Processing            (12,688)      13,319    -195%
 Pork                        23,035       26,198     -12%
 Foodbrands America          (4,876)      12,715    -138%
 All Other                   23,302       22,510      +4%
                          ---------    ---------
   Earnings from segments    42,351      116,795     -64%
 Corporate                    9,025         (443) +2,137%
                          ---------    ---------
 Total earnings from
   operations            $   51,376   $  116,352     -56%
                          =========    =========

                                13 Weeks Ended
                            ---------------------
                                      Restated
                            March 31, March 25,
Earnings from operations:     2001     2000      % Change
                            --------- ---------  --------
 After unusual and              (in thousands)
  non-recurring items:
 Beef Carcass            $   13,578   $   42,053     -68%
 Beef Processing            (12,688)      13,319    -195%
 Pork                        23,035       26,198     -12%
 Foodbrands America           2,021      (29,119)   +107%
 All Other                   23,302       22,510      +4%
                          ---------    ---------
   Earnings from segments    49,248       74,961     -34%
 Corporate                    9,025         (443) +2,137%
                          ---------    ---------
 Total earnings from
   operations            $   58,273   $   74,518     -22%
                          =========    =========

     SALES

     Beef Carcass segment net sales for the first quarter 2001 were virtually unchanged from the same period in 2000. A 6% increase in the average selling price of products sold was offset by a 6% decrease in pounds of products sold. Over 87% of Beef Carcass sales were intersegment sales, principally to the Beef Processing segment operations.


     The 2% increase in Beef Processing segment net sales for the first quarter 2001 versus the same period in 2000 was due primarily to an 8% increase in average selling prices of products sold partially offset by a 6% decrease in pounds of products sold.

     The  4% increase in Pork segment net sales for first quarter
2001  versus the same period in 2000 was due primarily to  a  21%
increase  in  selling prices of pork partially offset  by  a  17%
decrease in pounds of pork products sold.

     The 9% increase in Foodbrands America's first quarter 2001 net sales over the same 2000 period was due to 6% higher sales volume and 3% higher average prices. The higher sales volume occurred primarily with existing product lines, although the introduction of two new product lines, Jose' Ole' Mexican entrees and Thomas E. Wilson fully cooked and case-ready meats, also contributed to the increase in sales over prior year. The higher selling prices were generally driven by higher raw material costs.

     The  24%  increase in All Other segment net  sales  for  the first quarter 2001 versus the same period in 2000 was due primarily to development of the company's fresh meat case-ready business, increased beef hides selling prices and higher average selling prices and increased volumes of beef products sold from the company's Canadian beef complex. These increases were partially offset by a decrease in cow boning products sold, which business IBP exited in the first quarter 2000.

     Net export sales decreased 5% in the first quarter 2001 from the year earlier period. The net sales decrease was the result of fewer pounds of beef products sold (due in part to bovine disease-related food safety concerns) partially offset by increased pork and hides sales volume and dollars. Net sales into Asia, which accounted for 69% of total exports, decreased 13% in the first quarter 2001 from the prior year. Sales into Mexico improved by 21% although volume increased just 2%. Net export sales accounted for 12% of total net sales in the first quarter 2001 versus 13% in the same 2000 period. IBP's first quarter 2001 international sales, which include all sales to customers outside the United States, were off 4% from the prior year.

     COST OF PRODUCTS SOLD

     In the Beef Carcass segment, the cost of products sold in the first quarter 2001 increased 3% from the first quarter 2000. Higher average live cattle prices were partially offset by decreased beef volume. Plant costs were relatively stable except for higher energy costs.

     In the Beef Processing segment, the cost of products sold in the first quarter 2001 increased 4% from the first quarter 2000. Higher average raw material costs, passed through from the Beef Carcass segment, due to the increase in live cattle prices were partially offset by decreased volume of products sold.

     In  the Pork segment, the cost of products sold in the first
quarter  2001  increased 5% from the first quarter 2000.   Higher


live  hog  prices were the principal reason for the  higher  2001 costs, partially offset by slightly lower volume.

      For the first quarter of 2001, Foodbrands America's cost of products  sold  increased 10% from the  first  quarter  2000  due
primarily   to   sales   volume  increases   coupled   with   the
aforementioned higher raw material costs.

     In the All Other segment, the cost of products sold in the first quarter 2001 increased by 29% from the first quarter of 2000. This increase was primarily due to costs incurred by the fresh meat case-ready division for which there were no comparable 2000 costs. Case-ready operations began in the third quarter 2000. Excluding case-ready operations, the cost of products sold increased 4% in the first quarter 2001 versus a year earlier. Higher raw material costs at the company's Canadian beef complex as well as in hide operations, passed through from the Beef Carcass segment, were somewhat offset by lower volume-driven raw material and plant costs at the cow operations. The company exited the cow business in the first quarter of 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     First quarter 2001 expenses in the Beef Carcass, Beef Processing, and Pork segments, all of which incur allocated expenses from similar sources, decreased an average of 7% from the first quarter 2000. The principal reason for the decrease was credits to incentive expenses tied to the company's stock price.

     In the Foodbrands America segment, first quarter 2001 expense decreased 19% over the first quarter of 2000 due in large part to certain unusual and non-recurring items impacting prior year. Bad debt expense of $11 million related to a customer bankruptcy and merger related costs of $31 million were recognized in the first quarter of 2000. Excluding these costs, selling, general and administrative expense for the first three months of 2001 increased 23% over 2000. Higher volume-related selling expenses and increased personnel-related expenses were the principal factors driving the increase.

     In the All Other segment, expenses increased slightly on higher selling expense and intangibles amortization.

     In the Corporate area, a $9 million increase in non-cash variable stock compensation credits, which fluctuate with changes in the market value of the company's stock, contributed to an $11 million net decrease in expenses.

     INTEREST EXPENSE

     The 22% increase in 2001 net interest expense versus the first quarter 2000 was due primarily to an increase in average borrowings in 2001, reduced interest income and increased amortization of deferred financing costs resulting from the company's $950 million nine-month revolving credit facility. The higher 2001 average outstanding borrowings versus the first quarter 2000 were due in part to spending on capital projects and reduced operating cash flows.


     INCOME TAXES

     The  company's effective tax rate increased to 38.0% in  the
first   quarter  2001  from  36.6%  in  the  same  2000   period.
Management expects the 38% effective rate to approximate the full-year 2001 effective rate, which is subject to change and which is dependent in part on profitability levels and changes in the company's stock price as it relates to variable accounting for stock options.


RECENT ACCOUNTING CHANGES
-------------------------
     The   company  adopted  Statement  of  Financial  Accounting
Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", on December 31, 2000. In accordance with the transition provisions of FAS 133, the company recorded a net-of-tax cumulative-effect-type adjustment of $13,106 (gain) in earnings to recognize at fair value all derivatives that are designated as fair-value hedging instruments. The company also recorded a net-of-tax cumulative-effect-type adjustment of $13,143 (loss) in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. Additionally, the company recorded $78 net-of-tax loss in earnings to reflect the fair value of derivatives that will not qualify as hedges under FAS 133.

     Beginning in the first quarter 2000, the company changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. As a result of the guidance in SAB No. 101, the company recognizes revenue upon delivery to customers. Previously, the company had recognized revenue upon shipment to customers, in accordance with its interpretation of Statement of Financial Accounting Concepts No. 5, Revenue and Recognition in Measurement in Financial Statements of Business Enterprises. The cumulative effect of the change on prior years resulted in a charge to income of $2,429 (net of income taxes of $1,489) or $.02 per share, which is included in income for the quarter ended March 25, 2000. The effect of the change on the quarter ended
March 25, 2000 was to decrease income before the cumulative effect of the accounting change by $1,463 ($.01 per share).

     For the quarter ended March 25, 2000, the company recognized $63,311 in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of that revenue in the quarter ended March 25, 2000 was to increase income by $2,429 (after reduction for income taxes of $1,489) during that period.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Total outstanding borrowings averaged $1,597 million in the first three months of 2001 compared to $1,410 million in the comparable 2000 period. Borrowings outstanding under committed and uncommitted credit facilities at March 31, 2001 totaled


$1,012 million compared to $775 million at December 30, 2000, and available unused credit capacity under committed facilities at March 30, 2001 was $20 million. The company also has access to uncommitted lines of credit and does not expect short-term liquidity issues to restrict its operations. Management intends to begin negotiations with banks later in the second quarter for a new multi-year credit facility to replace the $950 million revolving facility that expires in September 2001.

      Net cash flows used by operating activities increased to $107 million in the first quarter 2001 from $3 million in the first quarter 2000 due in part to relatively higher inventory levels at March 31, 2001. Additionally, although net income increased in 2001 and $31 million in cash flows were provided by the termination of the interest rate swap, the results for 2000 included a significant amount of non-cash expenses, including $21 million of restricted stock expense and an $11 million bad debt expense.

      Cash flows provided by financing activities increased to $188 million in the first quarter 2001 from $89 million in the first quarter 2000 as long-term debt payments decreased to $51 million in 2001 from $483 million in 2000. The long-term debt payments in the first quarter 2000 related primarily to CBFA's existing debt at the February 7, 2000 merger date.

     Year-to-date capital expenditures through March 31, 2001 totaled $104 million compared to $76 million in the first three months of 2000. Major projects included renovations of the Goodletsville, Tennessee, fresh meat case-ready facility scheduled to begin production in the second quarter 2001, and construction of a Foodbrands America distribution center and a Council Bluffs, Iowa, cooked meats plant.


                   PART II.  OTHER INFORMATION


Item 5.  Other Information

      ADDITIONAL  PROXY  STATEMENT DISCLOSURE  ON  FEES  PAID  TO
INDEPENDENT AUDITORS

      In 2001, the SEC amended its proxy statement disclosure requirements in regard to independent public accountants. Although the new requirements were effective prior to the date IBP printed its proxy statement, the company inadvertently excluded this information. Therefore, IBP is providing the information in this 10-Q so that the information will be publicly available to shareholders prior to the May 31, 2001 annual meeting.


INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Audit Fees

       PricewaterhouseCoopers LLP, the independent public accountants selected to audit the Company's consolidated financial statements, has billed the Company $403,500 for services rendered for the audit of the Company's financial statements for the fiscal year ending December 30, 2000.

     Financial Information Systems Design and Implementation Fees

     No fees were billed to the Company by PricewaterhouseCoopers
LLP during the fiscal year ending December 30, 2000 that were related to financial information system design or implementation services.

     All Other Fees

       During the fiscal year ending December 30, 2000, PricewaterhouseCoopers LLP has billed the Company $5,628,679 in fees that were not related to (i) the audit of the Company's financials, or (ii) financial information systems design and implementation services. Of these other fees billed by PricewaterhouseCoopers LLP, approximately 80% was related to one time consulting fees for the design of the Company's forward warehousing system, approximately 10% was related to tax consultation, and the remainder was for various miscellaneous services.

      The audit committee of the Company's board of directors has reviewed and considered the fees billed by PricewaterhouseCoopers
LLP  for services provided during the fiscal year ending December
30, 2000.


      In connection with its Medium-Term Notes program, the company hereby reports the following computations:



                                            13 Weeks Ended
                                        ----------------------
                                                     Restated
                                        March 31,    March 25,
                                           2001         2000
                                        ---------    ---------
        Earnings before income taxes,
         accounting change and
         extraordinary item             $ 32,267       $53,202
        Total fixed charges               33,249        29,500
        Capitalized interest              (3,128)       (1,126)
                                         -------        ------
        Earnings before fixed charges,
         income taxes, accounting change
         and extraordinary item         $ 62,388       $81,576
                                         =======        ======
        Ratio of earnings to fixed charges   1.9           2.8
                                             ===           ===



Item 6.  Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

      The company filed a Current Report on Form 8-K on February 22, 2001 regarding a press release to address certain issues raised by the Securities and Exchange Commission ("SEC") as well as other issues earlier identified by the company.

      The company filed a Current Report on Form 8-K on March
13, 2001 regarding a press release announcing the company's filing of amended financial statements with the SEC.

      The company filed a Current Report on Form 8-K on March 20, 2001 regarding a press release discussing the company's 2000 earnings and its resolution of the financial review by the SEC, as well as the company's financial review of its DFG subsidiary.

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


     May 15, 2001                     /s/  Robert L. Peterson
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



