Form 10-Q
period 2001-06-30
IBP INC
filed 2001-08-14
CIK 52477

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549


                            FORM 10-Q


                  ____________________________


          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the 26 weeks ended June 30, 2001

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

                        YES [X]    NO [ ]


   As of August 3, 2001, the registrant had outstanding
108,170,597    shares of its common stock ($.05 par value).


                 PART I.  FINANCIAL INFORMATION
                   IBP, inc. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                               June 30,      December 30,
                                                 2001            2000
                                              -----------   -------------
ASSETS                                        (unaudited)

  CURRENT ASSETS:
    Cash and cash equivalents                 $   19,262     $   29,970
     Accounts receivable, less allowance for
      doubtful accounts of $13,579 and $19,898   705,488        673,485
    Inventories                                  982,954        873,544
    Deferred income tax benefits and
      prepaid expenses                            93,834         88,595
                                               ---------      ---------
        TOTAL CURRENT ASSETS                   1,801,538      1,665,594

  Property, plant and equipment
    less accumulated depreciation
    of $1,155,614 and $1,089,775               1,731,900      1,630,774
  Goodwill, net of accumulated
    amortization of $235,827 and $221,160        946,660        961,340
  Deferred income tax benefits and
   other assets                                  172,255        168,548
                                               ---------      ---------
                                              $4,652,353     $4,426,256
                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Notes payable to banks                     1,023,000        775,000
    Accounts payable                             432,079        516,030
    Deferred income taxes and other
      current liabilities                        392,182        373,019
    Current portion of long-term debt              5,780         55,351
                                               ---------      ---------
        TOTAL CURRENT LIABILITIES              1,853,041      1,719,400
                                               ---------      ---------

  Long-term debt and capital lease
    obligations                                  687,652        658,719
                                               ---------      ---------
  Deferred income taxes and other
    liabilities                                  199,774        198,626
                                               ---------      ---------

  STOCKHOLDERS' EQUITY:
    Common stock at par value                      5,450          5,450
    Additional paid-in capital                   442,527        443,388
    Retained earnings                          1,537,265      1,481,004
    Accumulated other comprehensive income       (12,726)       (11,261)
    Treasury stock                               (60,630)       (69,070)
                                               ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY               1,911,886      1,849,511
                                               ---------      ---------
                                              $4,652,353     $4,426,256
                                               =========      =========

See   accompanying  notes  to  condensed  consolidated  financial statements.


                   IBP, inc. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (In thousands, except per share data)

                                    13 Weeks Ended            26 Weeks Ended
                               -----------------------    -----------------------
                                             Restated                   Restated
                                 June 30,    June 24,      June 30,     June 24,
                                   2001        2000          2001         2000
                               ----------   ----------    ----------   ----------
Net sales                      $4,359,304   $4,268,866    $8,485,941   $8,224,257
Cost of products sold           4,114,367    4,020,762     8,065,286    7,740,841
                                ---------    ---------     ---------    ---------
Gross profit                      244,937      248,104       420,655      483,416
Selling, general and
 administrative expense           150,968      151,069       275,310      280,565
(Gain) on sale of production
 facility                            -            -           (6,897)        -
Nonrecurring merger-related
 expense                             -            -             -          31,299
                                ---------    ---------     ---------    ---------

EARNINGS FROM OPERATIONS           93,969       97,035       152,242      171,552

Interest expense, net              24,020       21,635        50,026       42,950
Earnings before income taxes,   ---------    ---------     ---------    ---------
 accounting change and
 extraordinary item                69,949       75,400       102,216      128,602

Income tax expense                 27,630       28,958        39,900       48,424
                                ---------    ---------     ---------    ---------
Earnings before accounting change
 and extraordinary item            42,319       46,442        62,316       80,178
Cumulative effect of change in
 accounting principle                -            -             (115)      (2,429)
Extraordinary loss on early
 extinguishment of debt, less
 applicable taxes                    -            -             (633)     (15,037)
                                ---------    ---------     ---------    ---------
NET EARNINGS                   $   42,319   $   46,442    $   61,568   $   62,712
                                =========    =========     =========    =========
Earnings per common share:
 Earnings before cumulative
   effect of accounting change and
  extraordinary item                $ .40        $ .44         $ .59        $ .73
  Cumulative effect of  change in
  accounting principle                -            -             -           (.02)
 Extraordinary item                   -            -            (.01)        (.14)
                                     ----         ----          ----         ----
 Net earnings                       $ .40        $ .44         $ .58        $ .57
                                     ====         ====          ====         ====
Earnings per common share -
 assuming dilution:
 Earnings before cumulative
   effect of accounting change and
  extraordinary item                $ .40        $ .43         $ .58        $ .72
  Cumulative effect of  change in
  accounting principle                -            -             -           (.02)
 Extraordinary item                   -            -            (.01)        (.14)
                                     ----         ----          ----         ----
 Net earnings                       $ .40        $ .43         $ .57        $ .56
                                     ====         ====          ====         ====
Dividends per share                 $.025        $.025         $ .05        $ .05
                                     ====         ====          ====         ====

See   accompanying  notes  to  condensed  consolidated  financial statements.

                   IBP, inc. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED
                    STATEMENTS OF CASH FLOWS
                         (In thousands)
                                                    26 Weeks Ended
                                               ------------------------
                                                               Restated
                                                June 30,       June 24,
                                                  2001           2000
                                               ----------   ------------
                                                  Inflows (outflows)

NET CASH FLOWS (USED) PROVIDED BY OPERATING
 ACTIVITIES                                    $ (21,984)    $  108,649
                                                --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                           (196,410)      (181,501)
 Proceeds from sale of PP&E                       21,074            977
 Investment in life insurance contracts          (10,627)          -
 Investments in equity ventures                   (1,096)       (10,268)
 Purchases of marketable securities                  -          (25,000)
 Proceeds from disposals of marketable
  securities                                         -           15,000
 Increase in noncurrent receivables                  -           (7,763)
 Other investing cash inflows                      1,261            -
 Other investing cash outflows                      (898)           (58)
                                                --------      ---------
 Net cash flows used by
  investing activities                          (186,696)      (208,613)
                                                --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term debt                     248,000        333,796
 Principal payments on long-term
  obligations                                    (52,263)      (483,644)
 Exercise of stock options                         9,565            885
 Dividends paid                                   (5,291)        (4,978)
 Proceeds from issuance of long-term debt          2,000        295,482
 Purchase of treasury stock                       (1,987)       (13,580)
 Redemption of preferred stock                       -          (28,512)
 Other financing cash outflows                    (1,986)          -
                                                --------       --------
  Net cash flows provided by
   financing activities                          198,038         99,449
                                                --------       --------
Effect of exchange rate on cash
 and cash equivalents                                (66)            65
                                                --------       --------
Net change in cash and cash equivalents          (10,708)          (450)
Cash and cash equivalents at beginning
 of period                                        29,970         32,865
                                                --------       --------
Cash and cash equivalents at end of
 period                                        $  19,262     $   32,415
                                                ========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest, net of amounts capitalized        $   46,712     $   36,653
  Income taxes, net of refunds received           11,221         40,042

 Depreciation and amortization expense            85,963         69,288
 Amortization of intangible assets                16,046         17,421

See   accompanying  notes  to  condensed  consolidated  financial statements.


                      IBP, inc. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       Columnar amounts in thousands, except per share amounts

   A.   GENERAL

        The accompanying financial statements for the periods ended June 24, 2000 were restated to reflect adjustments for irregularities and misstatements at one of the company's subsidiaries, for the cumulative and current period effect on revenue recognition of adoption of Staff Accounting Bulletin Rule 101, for the application of variable plan accounting for certain stock options, for reclassifications in the statement of cash flows, and for expanded disclosures related to segment information. The company's reports on Form 10-Q/A for the twenty-six weeks ended June 24, 2000 and Form 10-K for the year ended December 30, 2000 provide detailed descriptions of the restatements.

        Freight charges previously netted against sales have been reclassified to cost of goods sold in the prior year to conform to the current year presentation.

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of IBP at June 30, 2001 and the results of its operations and its cash flows for the periods presented herein.

   B.   TYSON MERGER AGREEMENT

             In  late  June, the company executed  a  Stipulation
   with Tyson Foods, Inc. ("Tyson") that requires Tyson to specifically perform the Merger Agreement between IBP and
   Tyson   (the   "Merger   Agreement")  as   modified   by   the
   Stipulation. Pursuant to the Merger Agreement, as modified by the Stipulation, Tyson agreed to proceed with a cash tender at $30 per share for 50.1% of the shares, followed by a merger in which IBP will merge into Lasso Acquisition Corporation, a wholly owned subsidiary of Tyson. Each IBP shareholder at the time of the merger shall receive a number of shares of Tyson Class A common stock having a value of $30.00 if, during the fifteen trading day period ending on the fifth trading day immediately preceding the effective time of the merger, the average per share price of Tyson Class A common stock is at least $12.60 and no more than $15.40. If the average per share price of Tyson Class A common stock is less than $12.60, then each IBP share outstanding immediately prior to the effective time of the merger will be exchanged for 2.381 shares of Tyson Class A common stock. If the average per share price of Tyson Class A common stock is more than $15.40, then each IBP share outstanding immediately prior to the effective time of the merger will be exchanged for 1.948 shares of Tyson Class A common stock. Tyson closed the cash tender on August 3, 2001, with expected completion by mid-August, and expects the merger to be consummated in early October 2001.

        If the merger is consummated but fails to be treated as a "reorganization" for federal income tax purposes, the merger will be a taxable transaction. The merger would fail to be treated as a "reorganization" if, for example, the aggregate fair market value of the Tyson Class A stock delivered as consideration for the IBP shares in the merger failed to exceed a minimum percentage, approximately 40 percent under one United States Supreme Court case, of the aggregate fair market value of the cash and Tyson Class A common stock delivered as consideration for all IBP shares in the tender offer and merger. In the event that the merger is consummated but fails to be treated as a "reorganization," each holder of IBP shares that exchanges IBP shares for Tyson Class A common stock in the merger will generally recognize gain or loss measured by the difference between the fair market value of Tyson Class A common stock received in the merger (together with any cash received in lieu of fractional shares) and such stockholder's adjusted tax basis in the IBP shares exchanged in the merger. In addition, if the merger is consummated as currently described in the merger agreement - as a merger of IBP into Purchaser with the Purchaser as the surviving corporation - the merger may be taxable to IBP, as well as IBP shareholders, resulting in a corporate level tax on IBP's gain, measured by the difference between the fair market value of IBP's assets and IBP's basis in such assets. Tyson and IBP may elect, however, pursuant to Section 12.03(c) of the merger agreement to amend the merger agreement and require Purchaser to merge into IBP with IBP the surviving corporation in the merger. If that election is made, the corporate level tax would not apply, but the merger would be taxable to shareholders.


   C.   OTHER

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


   D.  INVENTORIES

       Inventories, valued at the lower of first-in, first-out cost or market, are comprised of the following:

                                        June 30,    December 30,
                                          2001           2000
                                       ---------      ---------
          Product inventories:
            Raw materials              $ 79,239        $ 78,004
            Work in process             107,002         101,973
            Finished goods              501,652         412,211
                                        -------         -------
                                        687,893         592,188
           Livestock                    196,572         185,413
           Supplies                      98,489          95,943
                                        -------         -------
                                       $982,954        $873,544
                                        =======         =======

   E.  EARNINGS PER SHARE

                                               13 Weeks Ended
                                           ------------------------
                                                          Restated
                                            June 30,      June 24,
                                              2001          2000
                                           ----------     ---------
     Numerator:
      Net earnings                          $ 42,319       $ 46,442
                                             =======        =======
     Denominator:
      Weighted average common shares
        outstanding                          106,047        106,019
      Dilutive effect of employee stock
        plans                                    640          1,159
      Diluted average common shares          -------        -------
        outstanding                          106,687        107,178
                                             =======        =======
      Basic earnings per common share          $ .40          $ .44
                                                ====           ====
      Diluted earnings per common share        $ .40          $ .43
                                                ====           ====


                                                 26 Weeks Ended
                                            ------------------------
                                                          Restated
                                            June 30,      June 24,
                                              2001          2000
     Numerator:                             --------      ----------
       Earnings before accounting change
         and extraordinary item             $ 62,316       $ 80,178
        Preferred stock dividends
          and accretion                         -            (2,566)
                                             -------        -------
      Earnings available for common shares  $ 62,316       $ 77,612
                                             =======        =======
     Denominator:
      Weighted average common shares
        outstanding                          106,001        106,030
      Dilutive effect of employee stock          931          1,304
        plans
      Diluted average common shares          -------        -------
        outstanding                          106,932        107,334
                                             =======        =======
      Basic earnings before accounting
        change and extraordinary item
        per common share                       $ .59          $ .73
                                                ====           ====
      Diluted earnings before accounting
        change and extraordinary item per
        common share                           $ .58          $ .72
                                                ====           ====

        The summary below lists stock options outstanding at the end of the fiscal quarters which were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options had varying expiration dates.

                                              2001            2000
                                             ------          ------
     Stock options excluded from
      diluted EPS computation                 2,027           3,287
     Average option price per share          $22.95          $21.19

   F.  COMPREHENSIVE INCOME

        Comprehensive income consists of net earnings and foreign currency translation adjustments. Management considers its foreign investments to be permanent in nature and does not provide for taxes on currency translation adjustments arising from converting the investment in a foreign currency to U.S. dollars. Comprehensive income for the 26 weeks ended June 30, 2001 and June 24, 2000 was as follows:

                                               26 Weeks Ended
                                           ------------------------
                                                         Restated
                                           June 30,      June 24,
                                             2001          2000
                                           --------      ---------
     NET EARNINGS                           $61,568        $62,712
     Other comprehensive income:
      Foreign currency translation
       adjustments                           (1,465)        (1,056)
                                             ------         ------
     COMPREHENSIVE INCOME                   $60,103        $61,656
                                             ======         ======

   G.  ACQUISITION AND DISPOSITION

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

        In January 2001, the company sold a 70% interest in its Platte County, Nebraska, ground meats facility to Carneco Holdings, LLC, a wholly owned subsidiary of Lopez Foods, Inc., a smaller meat processor headquartered in Oklahoma City, Oklahoma. The company received cash proceeds of $20.5 million and recognized a gain of $7 million related to the percentage sold. The Platte County facility had net sales of $146 million and earnings from operations of $2 million in fiscal 2000. The gain on sale of the Platte County facility and past operations were included in the Foodbrands America segment although IBP's subsequent 30% equity in earnings of this facility is in the All Other segment.

   H.  LONG-TERM OBLIGATIONS:

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

        Cattle Producer Litigation. In July 1996, a lawsuit was filed against IBP by certain cattle producers in the U.S. District Court, Middle District of Alabama, seeking certification of a class of all cattle producers. The complaint alleges that IBP has used its market power and alleged "captive supply" agreements to reduce the prices paid to producers for cattle. Plaintiffs have disclosed that, in addition to declaratory relief, they seek actual and punitive damages. The original motion for class certification was denied by the District Court; plaintiffs then amended their motion, defining a narrower class consisting of only those cattle producers who sold cattle directly to IBP from 1994 through the date of certification. The District Court approved this narrower class in April 1999. The 11th Circuit Court of Appeals reversed the District Court decision to certify a class, on the basis that there were inherent
   conflicts   amongst   class  members  preventing   the   named
   plaintiffs from providing adequate representation to the class. The plaintiffs then filed pleadings seeking to certify an amended class. The Court denied the plaintiffs' motion on October 17, 2000. Plaintiffs' motion for reconsideration of the judge's decision was denied, and plaintiffs now seek to certify a class of cattle producers who have sold exclusively to IBP on a cash market basis. This motion, as well as the company's motions for summary judgment on both liability and damages, is now pending. Management continues to believe that the company has acted properly and lawfully in its dealings with cattle producers.

        Environmental Litigation. On January 15, 1997, the Illinois EPA brought suit against IBP at its Joslin, Illinois facility alleging that IBP's operations at its Joslin, Illinois facility are violating the "odor nuisance" regulations enacted in the State of Illinois. IBP has already completed additional improvements at its Joslin facility to further reduce odors from this operation, but denies Illinois EPA's contention that its operations at any time amounted to a "nuisance". IBP is in the midst of discussions aimed at a complete resolution of these issues, and reports this issue solely because of a recent determination that the penalties have the potential to exceed $100,000.

        On  January  12,  2000, The United States  Department  of
   Justice ("DOJ"), on behalf of the Environmental Protection Agency ("EPA"), filed a lawsuit against IBP in U.S. District Court for the District of Nebraska, alleging violations of various environmental laws at IBP's Dakota City facility. This action alleges, among other things, violations of: (1) the Clean Air Act; (2) the Clean Water Act; (3) the Resource, Conservation and Recovery Act; (4) the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"); and (5) the Emergency Planning and Community Right to Know Act ("EPCRA"). This action seeks injunctive relief to remedy alleged violations and damages of $25,000 per violation per day for alleged violations which occurred prior to January 30, 1997, and $27,500 per violation per day for alleged violations after that date. The Complaint alleges that some violations began to occur as early as 1989, although the great majority of the violations are alleged to have occurred much later, and continue into the present. The company determined to reserve $3.5 million during 1999 for the claims raised in this lawsuit based upon the evaluation of a confidential settlement demand received from the DOJ, and review and evaluation of the resolution of comparable claims, in light of the company's assessment of the facts as known to the company and the legal theories advanced by the
   DOJ. On the same basis, the company believes, based upon a confidential settlement demand received from the DOJ and a review and assessment of the facts known to the company and the legal theories advanced by the DOJ that the range of exposure is between $4.4 million and $15.9 million, although the company is unable to predict with accuracy the ultimate resolution in this matter due to risks and uncertainties that make such an evaluation difficult at this time. The company believes it has meritorious defenses on each of these allegations and intends to aggressively defend these claims.

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

        Securities Litigation re: Environmental Liabilities. In February 2000, several lawsuits were filed against IBP by certain shareholders in the United States District Court for the District of Nebraska seeking to certify a class of all persons who purchased IBP stock between March 25, 1999 and January 12, 2000. The complaints, seeking unspecified damages, allege that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about the company's compliance with environmental laws in order to inflate the company's stock price. The lawsuits have been consolidated and the Court has appointed three lead plaintiffs and has appointed lead and liaison counsel. An amended consolidated complaint with respect to all the actions was filed, and the company prepared and filed a motion to dismiss this complaint. On February 14, 2001, lead plaintiffs filed a motion for leave to amend the amended consolidated complaint to add additional claims on behalf of all persons who purchased IBP stock between March 25, 1999 to January 25, 2001. The proposed new claims are substantially similar to those alleged in the South Dakota and New York actions described below under the heading Securities
   Litigation re: Earnings Restatement, alleging that IBP violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 thereunder. On May 21, 2001, the Magistrate Judge issued two opinions recommending 1) the denial of plaintiffs request to amend the amended consolidated complaint, and 2) dismissal of the complaint in its entirety for failure to state a claim. Plaintiffs have appealed to the District Court judge, and a final decision is pending.

        Litigation re: Rawhide and Tyson Transactions. Between October 2 and November 1, 2000, fourteen class actions were filed in the Delaware Court of Chancery against IBP and members of the Board of Directors of IBP (the "Delaware
   Shareholder Litigation") relating to IBP's entry into the Rawhide Merger Agreement on October 1, 2000 (the "Rawhide Merger Agreement"), and IBP's termination of the Rawhide Merger Agreement in favor of the Tyson Merger Agreement on January 1, 2001 (the "Tyson Merger Agreement").

         On   March  29,  2001,  Tyson  announced  that  it   was
   "discontinuing" the Tyson Merger Agreement, and Tyson filed a lawsuit against IBP in the Chancery Court of Washington

   County, Arkansas alleging that IBP had fraudulently induced it to enter into the Tyson Merger Agreement. Tyson later amended its complaint to add claims for breach of representations and warranties contained in the Tyson Merger Agreement.

        On March 30, 2001, IBP filed a cross-claim against Tyson in the Delaware Shareholder Litigation seeking to compel specific performance of the Tyson Merger Agreement and to obtain a declaratory judgment that Tyson had no right to rescind or terminate the Tyson Merger Agreement. Tyson counterclaimed in the Delaware Shareholder Litigation claiming that the Tyson Merger Agreement was voidable on grounds of fraudulent inducement, negligent misrepresentation and mistake, that IBP had breached representations and warranties in the Tyson Agreement, that Tyson was entitled to restitution of the $66.5 million payment made by it to Rawhide on IBP's behalf, and that Tyson was entitled to a declaratory judgment that it had validly terminated the Tyson Merger Agreement.

        Following an expedited trial, the Delaware Court of Chancery issued an opinion on June 15, 2001 (revised on June 18, 2001) holding that 1) the Tyson Merger Agreement was valid and enforceable against Tyson and not induced by fraud, negligent misrepresentation, material misrepresentation or mistake; 2) Tyson breached its obligations to IBP by terminating the Tyson Merger Agreement; 3) Tyson did not breach any obligations to the plaintiff shareholders by failing to consummate the cash tender offer; and 4) IBP was entitled to specific performance of the Tyson Merger Agreement.

        On June 27, 2001, the Delaware Court of Chancery issued an Order, Judgment and Decree in accordance with its opinion. The Court also signed a Stipulation and Order (the "IBP/Tyson Stipulation") negotiated by IBP and Tyson, which required Tyson to consummate the transactions contemplated by the Tyson Merger Agreement as modified by the IBP/Tyson Stipulation.

        On June 27, 2001, IBP, Tyson and the shareholders in the Delaware Shareholder Litigation, entered into a Stipulation of Settlement pursuant to which Tyson agreed to proceed with the performance of its obligations under the Tyson Merger Agreement, as modified by the IBP/Tyson Stipulation. On
   August  3,  2001,  the Delaware Court of  Chancery  issued  an
   Order and Final Judgment approving the Stipulation of Settlement. The Order and Final Judgment provides for the settlement and release of all claims that have been or could have been asserted in the Delaware Court of Chancery, or any other forum, by any member of the Class of all IBP shareholders from October 2, 2000 through the closing of the contemplated merger with Tyson, whether directly, representatively or derivatively, that have arisen or could have arisen from any of the acts that could have been asserted in the Delaware Shareholder Litigation, or in any other court, including any claim for violation of federal or state law, relating to the Tyson Merger Agreement or the Rawhide Merger Agreement. The release carves out the claims described below under the heading Securities Litigation re:
   Earnings Restatement. The Order and Final Judgment awarded counsel for the shareholder plaintiffs fees and expenses in the amount of $338,000.

         Two separate suits, containing the same general allegations as those contained in the Delaware Shareholder Litigation, were filed in the District Court for South Dakota. The first action against IBP and its directors, Teamsters Local Nos. 175 and 505 Pension Trust Fund v. IBP, inc., challenged the Rawhide Merger Agreement. The plaintiff in this action voluntarily dismissed its claim on April 5, 2001. In the second action, a shareholder derivative action entitled Reier v. Bond, IBP's motion to dismiss or stay remains pending. The South Dakota federal district court has scheduled an oral argument on the motion for August 17th. IBP has advised the district court and the plaintiff's counsel that the Order and Final Judgment entered by the Delaware Court of Chancery bars plaintiff's claim.

        Securities Litigation re: Earnings Restatement. Between January and March 2001, a number of lawsuits were filed by certain shareholders in the United States District Court for the District of South Dakota and one suit filed in the United States District Court for the Southern District of New York seeking to certify a class of all persons who purchased IBP stock between February 7, 2000 and January 25, 2001. The plaintiff in the New York action has voluntarily dismissed and refiled its complaint in South Dakota. The complaints, seeking unspecified damages, allege that IBP and certain members of management violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, and claims IBP issued materially false statements about the company's financial results in order to inflate the company's stock price. More specifically, these allegations relate primarily to the charges that IBP has taken relating to operations at its DFG Foods subsidiary, the restatement of earnings announced by IBP for certain periods in 1999 and 2000, IBP's announced adoption of a different method for accounting for certain components of its stock option plans, and certain issues raised by the SEC that have since been resolved. The South Dakota court has consolidated the
   actions  and  selected  a  lead  plaintiff.   Plaintiffs   are
   expected to file a consolidated amended complaint. IBP intends to vigorously contest these claims.

        Preference Litigation. In late July 2001, the company resolved a claim from a trustee of a former customer now in bankruptcy of an alleged preference, for a sum within the $0- $3 million range previously disclosed in the company's Form 10-Q for the thirteen weeks ended March 31, 2001.

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

        The Beef Processing segment is primarily involved in fabrication of dressed beef carcasses into primal and sub-primal meat cuts.

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

                                  13 Weeks Ended              26 Weeks Ended
                                -------------------        -------------------
                                             Restated                  Restated
                                June 30,     June 24,      June 30,    June 24,
                                  2001          2000         2001        2000
                                ---------    ---------    ---------    ---------
NET SALES
Sales to unaffiliated
 customers:
 Beef Carcass                  $  252,667   $  274,776   $  505,217   $  556,864
 Beef Processing                2,084,321    2,081,096    4,052,833    4,030,358
 Pork                             586,582      617,888    1,145,390    1,191,272
 Foodbrands America               767,329      806,782    1,538,249    1,515,253
 All Other                        668,405      488,324    1,244,252      930,510
                                ---------    ---------    ---------    ---------
                               $4,359,304   $4,268,866   $8,485,941   $8,224,257
                                =========    =========    =========    =========

Intersegment sales:
 Beef Carcass                  $2,133,812   $1,983,223   $4,119,495   $3,928,399
 Beef Processing                  140,647       81,365      241,066      155,083
 Pork                             143,242       87,115      268,491      168,933
 Foodbrands America                   299         -             299         -
 All Other                         61,345       19,367      106,376       77,200
 Intersegment elimination      (2,479,345)  (2,171,070)  (4,735,727)  (4,329,615)
                                ---------    ---------    ---------    ---------
                                     -            -            -            -
                                =========    =========    =========    =========

Net sales:
 Beef Carcass                  $2,386,479   $2,257,999   $4,624,712   $4,485,263
 Beef Processing                2,224,968    2,162,461    4,293,899    4,185,441
 Pork                             729,824      705,003    1,413,881    1,360,205
 Foodbrands America               767,628      806,782    1,538,548    1,515,253
 All Other                        729,750      507,691    1,350,628    1,007,710
 Intersegment elimination      (2,479,345)  (2,171,070)  (4,735,727)  (4,329,615)
                                ---------    ---------    ---------    ---------
                               $4,359,304   $4,268,866   $8,485,941   $8,224,257
                                =========    =========    =========    =========

EARNINGS FROM OPERATIONS
 Beef Carcass                  $   59,164   $   22,609   $   72,742   $   64,662
 Beef Processing                    4,962       45,080       (7,726)      58,399
 Pork                              20,722        3,674       43,757       29,872
 Foodbrands America                (4,992)       2,111       (2,971)     (27,008)
 All Other                         28,723       26,946       52,025       49,455
                                ---------    ---------    ---------    ---------
   Earnings from Segments         108,579      100,420      157,827      175,380
 Corporate                        (14,610)      (3,385)      (5,585)      (3,828)
                                ---------    ---------    ---------    ---------
 Total Earnings from Operations    93,969       97,035      152,242      171,552

 Net interest expense             (24,020)     (21,635)     (50,026)     (42,950)
                                ---------    ---------    ---------    ---------
 Pre-tax earnings              $   69,949   $   75,400   $  102,216   $  128,602
                                =========    =========    =========    =========

NET SALES BY LOCATION
 OF CUSTOMERS
 United States                 $3,700,200   $3,627,799   $7,216,185   $6,950,047
 Japan                            257,032      257,447      483,045      514,444
 Canada                           161,918      149,921      299,949      286,885
 Mexico                            69,329       63,003      139,135      120,483
 Korea                             56,529       72,157      110,860      151,901
 Other foreign countries          114,296       98,539      236,767      200,497
                                ---------    ---------    ---------    ---------
                               $4,359,304   $4,268,866   $8,485,941   $8,224,257
                                =========    =========    =========    =========

   K.   ADOPTION OF FAS 133

        The company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", on December 31, 2000. In accordance with the transition provisions of FAS 133, the company recorded a net-of-tax cumulative-effect-type adjustment of $13,106 (gain) in earnings to recognize at fair value all derivatives that are designated as fair-value hedging instruments. The company also recorded a net-of-tax cumulative-effect-type adjustment of $13,143 (loss) in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and fair values of related hedged assets and liabilities. Additionally, the company recorded $78 net-of-tax loss in earnings to reflect the fair value of derivatives that did not qualify as hedges under FAS 133.

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

        At June 30, 2001 and December 30, 2000, the company had the following derivative activity, qualifying as fair value hedges:

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

        The company's Canadian subsidiary enters into currency futures contracts to hedge its exposures on receivables, live cattle and purchase commitments in foreign currencies. At June 30, 2001, the company had outstanding qualifying hedge contracts to buy Canadian dollars totaling CDN$50 million at various dates through 2001. Comparable outstanding contracts at year-end 2000 totaled CDN$56 million. The company also had outstanding contracts at June 30, 2001 and December 30, 2000 to sell $27 million and 20 million U.S. dollars, respectively at various dates, to hedge its receivables denominated in U.S. dollars.

       Commodity Derivatives:
        The company uses commodity futures contracts to hedge its forward livestock purchases. At June 30, 2001 and December 30, 2000, the company had outstanding approximately -0- and 800 qualifying hedge contracts, respectively to buy fed cattle and hogs and 8,300 and 6,500 contracts, respectively to sell fed cattle and hogs.

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

         In January 2001, the company sold a 70% interest in its Platte County, Nebraska, ground meats facility to Carneco Holdings, LLC, a wholly owned subsidiary of Lopez Foods, Inc., a smaller meat processor headquartered in Oklahoma City, Oklahoma. The company received cash proceeds of $20.5 million and recognized a gain of $7 million on the percentage sold. The Platte County facility had net sales of $146 million and earnings from operations of $2 million in fiscal 2000. The gain on sale of the Platte County facility was included in the Foodbrands America segment although IBP's subsequent 30% equity in earnings of this facility is included in the All Other segment.

   RESULTS OF OPERATIONS

        Beef Carcass operating earnings increased to 2.5% of net sales in the second quarter 2001 versus 1.0% in the second quarter 2000. Through six months, operating earnings as a percentage of net sales in 2001 measured 1.6% versus 1.4% in


   2000. Beef Processing operating earnings decreased to 0.2% of net sales in the second quarter 2001 versus 2.1% in the second quarter 2000. Through six months, the beef processing operating margin as a percentage of net sales in 2001 measured -0.2% versus 1.4% in 2000. Live cattle costs increased 7% and 10% in the 2001 quarter and six-month periods, respectively, compared to 2000 and had a negative impact on capacity utilization and operating earnings for the two beef operating segments taken as a whole.

        Pork segment operating earnings increased to 2.8% and 3.1% of net sales in the second quarter and first six months of 2001 versus 0.5% and 2.2% in the comparative 2000 periods. Strong demand for pork products overrode the effects of higher live hog costs and lower capacity utilization.

        In the Foodbrands America segment, the second quarter 2001 operating margin decreased to -0.7% of net sales compared to 0.3% in the second quarter 2000. The year-to-date 2001 operating margin, before nonrecurring and unusual items, measured -0.6% of net sales versus 1.0% in 2000. The lower 2001 results reflected margin pressure from increased raw material costs and competitive pressures that forced Foodbrands to absorb most of those increased costs.

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

        Operating earnings in the All Other segment decreased to 3.9% of net sales in both the second quarter and first six months of 2001 versus 5.3% and 4.9% in the comparable 2000 periods. The decreased operating margins compared to the prior year periods were due primarily to increased fresh meat case-ready sales, which were at a relatively low average margin due to the late spring 2001 startup of the company's Goodlettsville, Tennessee, facility.

        The latest estimates by livestock industry analysts predict that full-year beef production in 2001 will be 4% lower than in 2000 while pork production in 2001 is forecasted to be equal to or slightly higher than in 2000.

     COMPARATIVE SEGMENT RESULTS
     ---------------------------
       (in thousands)

                                    13 Weeks Ended        26 Weeks Ended
                               ----------------------    ---------------------
                                            Restated                 Restated
                               June 30,     June 24,     June 30,     June 24,
                                 2001         2000         2001         2000
                               ---------    ---------    ---------    ---------
  Net sales:
   Beef Carcass               $2,386,479   $2,257,999   $4,624,712   $4,485,263
   Beef Processing             2,224,968    2,162,461    4,293,899    4,185,441
   Pork                          729,824      705,003    1,413,881    1,360,205
   Foodbrands America            767,628      806,782    1,538,548    1,515,253
   All Other                     729,750      507,691    1,350,628    1,007,710
   Intersegment elimination   (2,479,345)  (2,171,070)  (4,735,727)  (4,329,615)
                               ---------    ---------    ---------    ---------
                              $4,359,304   $4,268,866   $8,485,941   $8,224,257
                               =========    =========    =========    =========

  Earnings from operations:
   Before nonrecurring
    and unusual items:
    Beef Carcass              $   59,164   $   22,609   $   72,742   $   64,662
    Beef Processing                4,962       45,080       (7,726)      58,399
    Pork                          20,722        3,674       43,757       29,872
    Foodbrands America            (4,992)       2,111       (9,868)      14,826
    All Other                     28,723       26,946       52,025       49,455
                               ---------    ---------    ---------    ---------
    Earnings from segments       108,579      100,420      150,930      217,214
    Corporate                    (14,610)      (3,385)      (5,585)      (3,828)
                               ---------    ---------    ---------    ---------
    Total Earnings            $   93,969   $   97,035   $  145,345   $  213,386
                               =========    =========    =========    =========

   After nonrecurring
    and unusual items:
    Beef Carcass              $   59,164   $   22,609   $   72,742   $   64,662
    Beef Processing                4,962       45,080       (7,726)      58,399
    Pork                          20,722        3,674       43,757       29,872
    Foodbrands America            (4,992)       2,111       (2,971)     (27,008)
    All Other                     28,723       26,946       52,025       49,455
                               ---------    ---------    ---------    ---------
    Earnings from segments       108,579      100,420      157,827      175,380
    Corporate                    (14,610)      (3,385)      (5,585)      (3,828)
                               ---------    ---------    ---------    ---------
    Total Earnings            $   93,969   $   97,035   $  152,242   $  171,552
                               =========    =========    =========    =========


     SALES

        Beef Carcass segment net sales increased 6% and 3% in the 13-week and 26-week periods ended June 2001 from the comparable prior year periods. The increase in the 13-week period was due to a 7% increase in pounds of beef carcasses sold offset by a 1% decrease in average selling prices of beef carcasses sold. The increase in the 26-week period was due primarily to a 2% increase in average selling prices of beef carcasses sold along with a 1% increase in the pounds of beef carcasses sold. At least 87% of Beef Carcass sales were intersegment sales in the periods presented, principally to the Beef Processing segment.

        Beef Processing segment net sales increased 3% in both the 13-week and 26-week periods ended June 2001 from the comparable prior year periods. Higher average selling prices of beef products more than offset reductions in pounds of beef products sold in both comparison periods.

        Pork segment net sales increased 4% in both the 13-week and 26-week periods ended June 2001 from the comparable prior year periods. The increase for the 13-week period was due primarily to a 10% increase in total pounds of pork products sold offset by a 6% decrease in average selling prices of pork. The increase for the 26-week period was primarily due to a 7% increase in average selling prices offset by a 3% decrease in pounds of pork products sold.

        Foodbrands America's net sales for the second quarter 2001 were 5% lower in comparison to the second quarter 2000, while year-to-date net sales increased slightly. The quarterly decrease in 2001 was mostly due to decreased volume offset by a slightly higher average selling price. In the six months ended June, the 2001 net sales increase was primarily the result of higher average prices offset by a slight volume decrease.

        Net sales in the All Other segment increased 44% and 34% in the 13-week and 26-week periods ended June 2001 from the comparable prior year periods. The increases were due primarily to current year sales of case-ready fresh meats which had no prior year comparative sales. An increase in the average selling price of beef hides also contributed to the higher 2001 comparative sales.

        Net export sales increased slightly in the second quarter 2001 from the year earlier period but were 2% below those recorded through the first six months of 2000. Improved pricing and product mix factors in 2001 were offset by 8% and 5% lower second quarter and year-to-date volume of pounds sold. Net sales into Asia, which accounted for 71% of total year-to-date exports, decreased 8% on a year-to-date basis from the prior year due to economic softness in the region. Meanwhile, sales into Mexico improved 15% year-to-date through June on improved pricing and a slight volume increase. Net export sales accounted for 12% and 13% of total net sales in the first six months of 2001 and 2000, respectively.

       COST OF PRODUCTS SOLD

        In the Beef Carcass segment, the cost of products sold in the second quarter and six months ended June 2001 increased 3% from both comparable 2000 periods. Higher average live cattle prices, and higher energy costs were partially offset by decreased beef volume.

        In the Beef Processing segment, the cost of products sold in the second quarter and six months ended June 2001 increased 5% and 4% from the comparable 2000 periods. Higher average raw material costs, passed through from the Beef
   Carcass segment due to the increase in live cattle prices, were partially offset by decreased volume of products sold.


   Higher health benefits, workers' compensation and energy costs contributed to higher 2001 plant costs.

        In the Pork segment, the cost of products sold in the second quarter and six months ended June 2001 increased 1% and 3% from the comparable 2000 periods. Higher live hog prices were the principal reason for the higher 2001 costs, partially offset by slightly lower volume in the year-to-date period. Higher year-to-date 2001 plant costs were primarily attributable to increased energy, payroll and benefit costs.

        Foodbrands America's second quarter cost of products sold decreased 3% from the second quarter 2000, as lower volume offset higher raw material costs. Year-to-date 2001 cost of products sold increased 3% from the comparable 2000 period, due primarily to higher raw material costs as well as higher energy costs.

        In the All Other segment, costs in the second quarter and six months ended June 2001 increased 42% and 35% from the comparable 2000 periods. This increase was primarily due to costs incurred in the fresh meat case-ready division for which there were no comparable 2000 costs, as case-ready operations began in the third quarter 2000. Elsewhere, higher raw material costs were incurred at the company's Canadian beef complex as well as in hide operations, passed through from the Beef Carcass segment.


       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Second quarter and year-to-date June 2001 expenses in the Beef Carcass, Beef Processing, Pork and All Other segments, all of which incur allocated expenses from similar sources, decreased 3% and 4% from the comparable 2000 periods. A refund of $2 million from the U.S. government in a court settlement for prior years' harbor maintenance taxes paid reduced second quarter and six months' 2001 selling expenses and lower year-to-date June 2001 information technology costs were primary factors contributing to the reduced expenses.

        In the Foodbrands America segment, second quarter 2001 operating expenses decreased 9% over the second quarter 2000 due primarily to unusual 2000 items that included a $6 million DFG Foods adjustment and $3 million higher restricted stock expense. During the second quarter 2000, DFG Foods recorded an impairment loss of $6 million for contingent consideration that was paid in the second quarter 2000, based on incorrect 1999 fiscal earnings. Restricted stock expense, a non-cash item related to Corporate Brand Foods America, Inc., was $3 million higher in the second quarter 2000 than in the second quarter 2001. Excluding these items from 2000, operating expenses for the second quarter 2001 increased slightly from the prior year.

        Year-to-date  Foodbrands America 2001  expense  decreased
   14% over 2000 due in part to certain unusual and non-recurring items impacting prior year. Bad debt expense of $11 million related to a customer bankruptcy and merger-related costs of $31 million were recognized in the first quarter 2000. Prior year 2000 expenses also included the second quarter 2000 $10 million of unusual comparative expense items described above. Excluding these costs, selling, general and administrative expense for the first six months of 2001 increased 11% over 2000. Higher selling expenses, due in part to rollouts of new product lines, were the principal factor driving the increase.

        Corporate expenses increased to $15 million in the second quarter from $5 million in the second quarter 2000 due primarily to increased variable stock options expense. In the year-to-date period through June, corporate expenses decreased to $6 million in 2001 from $7 million in 2000 due primarily to lower accrued earnings-based incentive compensation.

       INTEREST EXPENSE

        The  16% increase in net interest expense in 2001  versus
   the six months ended June 2000 was due primarily to a 13% increase in average borrowings in 2001 and increased amortization of deferred financing costs related to the company's $950 million nine-month revolving credit facility.

       INCOME TAXES

        The company's effective tax rate through six months of 2001 measured 39.0% versus 37.7% in the same 2000 period. The increase was due in part to the company's expectation of reduced foreign sales corporation benefits in 2001 due to decreased fresh meat margins.


   RECENT ACCOUNTING CHANGES

        In  July  2001, the Financial Accounting Standards  Board
   ("FASB")  issued Statements of Financial Accounting  Standards
   No.  141  (SFAS  141), "Business Combinations",  and  No.  142
   (SFAS 142), "Goodwill and Other Intangible Assets".

        SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations". The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

        SFAS 142 supercedes APB 17, "Intangible Assets". SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS 142 are:
   (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3)


   intangible  assets deemed to have an indefinite life  will  be
   tested   for  impairment  at  least  annually,  and  (4)   the
   amortization period of intangible assets with finite lives will no longer be limited to forty years.

        Management has not yet determined the effect SFAS No. 141 and 142 will have on IBP's consolidated financial position or results of operations.

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


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

        Total  outstanding borrowings averaged $1,639 million  in
   the first six months of 2001 compared to $1,456 million in the comparable 2000 period. Borrowings outstanding under committed and uncommitted credit facilities at June 30, 2001 totaled $1,023 million compared to $775 million at December 30, 2000, and available unused credit capacity under committed facilities at June 30, 2001 was $40 million. Since the closing of Tyson's cash tender offer, the company has gained access to Tyson's $2.5 billion corporate credit facilities and terminated its own $975 million of committed facilities.

        Cash flows used by operating activities totaled $22 million in the first six months of 2001 compared to cash flows provided of $109 million in the first half of 2000. Increased accounts receivable and reduced accounts payable and accrued liabilities were the primary factors in the unfavorable cash flow variance to prior year.

        Year-to-date capital expenditures through June 30, 2001 totaled $196 million compared to $182 million in the first six months of 2000. Major projects included renovations of the Goodlettsville, Tennessee, fresh meat case-ready facility that began production in the second quarter 2001, and construction of a Council Bluffs, Iowa, cooked meats plant scheduled to begin production in the third quarter 2001, a Foodbrands America distribution center and a finished goods freezer.



                   PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a) The annual meeting of stockholders of IBP, inc. was held on May 31, 2001, in Dakota Dunes, South Dakota.

(c)  The following matters were voted upon at the annual meeting:

     (i)  The election of the members of the Board of Directors:

                   Richard L. Bond
                          Votes for:             80,930,481
                          Votes withheld:         3,372,983

                   John S. Chalsty
                          Votes for:             80,790,791
                          Votes withheld:         3,512,673

                   Dr. Wendy L. Gramm
                          Votes for:             81,524,249
                          Votes withheld:         2,679,215

                   John J. Jacobson, Jr.
                          Votes for:             81,632,984
                          Votes withheld:         2,670,480

                   Eugene D. Leman
                          Votes for:             81,741,942
                          Votes withheld:         2,561,522

                   Martin A. Massengale
                          Votes for:             81,621,620
                          Votes withheld          2,681,844

                   Robert L. Peterson
                          Votes for:             80,770,189
                          Votes withheld:         3,533,275

                   JoAnn R. Smith
                          Votes for:             81,629,738
                          Votes withheld:         2,673,726

     (ii) Approval of the performance-based bonus of the Chairman of the Board and Chief Executive Officer, the President and Chief Operating Officer, and the Chief Executive
          Officer of Foodbrands America, Inc.

                 For:                        68,689,925
                 Against:                    15,391,572
                 Abstain:                       221,967


Item 5.  Other Information
--------------------------

         In connection with its Medium-Term Notes program, the company hereby reports the following computations:

                                                26 Weeks Ended
                                             ---------------------
                                                          Restated
                                             June 30,     June 24,
                                               2001         2000
                                             --------      --------
        Earnings before income taxes
         and extraordinary item              $102,216      $128,602
        Total fixed charges                    64,359        57,437
        Capitalized interest                   (6,592)       (3,101)
        Earnings before fixed charges,        -------       -------
         income taxes and extraordinary
         item                                $159,983      $182,938
                                              =======       =======

        Ratio of earnings to fixed charges        2.5           3.2
                                                  ===           ===



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (b)   Reports on Form 8-K

        No reports on Form 8-K were filed by the company during the quarter ended June 30, 2001.



                           SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                IBP, inc.
                                      --------------------------
                                              (Registrant)


    August 14, 2001                   /s/  Robert L. Peterson
--------------------                  --------------------------
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





